Form 10-K
period 1997-12-31
REPAP ENTERPRISES INC
filed 1998-03-12
CIK 823534

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934..........................FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          COMMISSION FILE NO. 0-16289

                             REPAP ENTERPRISES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                CANADA                               98-0178526
   (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

                         300 ATLANTIC STREET, SUITE 200
                          STAMFORD, CONNECTICUT 06901
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 964-6160

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 4, 1998 was $124,703,700.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's 1997 Annual Report to Shareholders is incorporated by reference into Parts I, II and IV of this report. The Registrant's Management Proxy Circular for the 1998 Annual and Special Meeting of Shareholders is incorporated by reference into Part III of this report. Only those sections of the Annual Report to Shareholders and the Management Proxy Circular referred to in Parts I, II, III and IV are deemed "filed" as part of this Form 10-K report.

                          FORM 10-K TABLE OF CONTENTS

ITEM                           DESCRIPTION                           PAGE
----                           -----------                           ----
       Exchange Rates..............................................    4
PART I
1.     Business
       (a) General description of business.........................    5
       (b) Financial information about industry segments...........    8
       (c) Principal products......................................    8
       (d) Customers...............................................    9
       (e) Raw Materials...........................................    9
       (f) Human Resources.........................................   10
       (g) Research and Development................................   10
       (h) Environment.............................................   10
       (i) Executive Officers of the Registrant....................   11
2.     Properties..................................................   11
3.     Legal Proceedings...........................................   12
4.     Submission of matters to a vote of security holders.........   12
PART II
5.     Market for the Company's common stock and related Security
       holder matters..............................................   13
6.     Selected financial data.....................................   14
7.     Management's discussion and analysis of results of
       operations and financial condition..........................   14
8.     Financial statements and supplementary data.................   14
9.     Disagreements on accounting and financial disclosure........   14
PART III
10.    Directors and executive officers............................   15
11.    Executive compensation......................................   15
12.    Security ownership of certain beneficial owners and
       management..................................................   15
13.    Certain relationships and related transactions..............   15
PART IV
14.    Exhibits, financial statements schedules and reports on Form
       8-K
       (a)(1) Documents............................................   16
       (2) Financial statement schedules...........................   16
       (3) Exhibit Index...........................................   16
       (b)    Reports on Form 8-K..................................   18

                                 EXCHANGE RATES

     Repap Enterprises Inc. publishes its consolidated financial statements in Canadian dollars. In this annual report, unless otherwise specified or the context otherwise requires, all dollar amounts are expressed in Canadian dollars ("$", "Cdn.$", "dollars" or "Cdn. dollars").

     The Government of Canada permits a floating exchange rate to determine the value of the Canadian dollar against the United States dollar ("U.S.$" or "U.S. dollar"). The exchange rates at the end of each of the five years ended December 31 and the average, the high, and the low exchange rates, being the noon buying rates in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York expressed in U.S. dollars, for each of those periods were as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                          1997     1996     1995     1994     1993
                                                          -----    -----    -----    -----    -----
                                                                       U.S.$ per Cdn.$
At end of year (1)....................................    .6997    .7301    .7323    .7128    .7544
Average for year (2)..................................    .7222    .7226    .7305    .7300    .7729
High for year.........................................    .7496    .7513    .7527    .7628    .8046
Low for year..........................................    .6945    .7235    .7023    .7103    .7439

---------------

(1) Noon buying rate on last banking day

(2) Based on the average of the daily buying rates during the year.

     On February 5, 1998 the U.S.$ exchange rate was U.S.$0.6949 per Cdn.$1.00.

                                     PART I

ITEM 1. BUSINESS.

(a) General Description of Business

     Repap Enterprises Inc. (the "Corporation") was incorporated under the laws of Canada on January 9, 1963 and was continued under the Canada Business Corporations Act on April 9, 1980. The Corporation, together with its subsidiaries and partnership interests (collectively "Repap"), currently carries on business as a North American coated groundwood paper company. Repap's coated paper operations now consist of a fully integrated coated groundwood facility located in Miramichi, New Brunswick, Canada.

     Prior to 1997, the Corporation's assets included a pulp mill and three sawmills in British Columbia, an unbleached pulp and Kraft paper mill and sawmill in Manitoba and coated paper mills in Wisconsin and New Brunswick. During 1997, the British Columbia, Manitoba and Wisconsin operations were sold or otherwise disposed of and no longer form part of the ongoing operations of the Corporation. As at December 31, 1997, Repap's only production facilities were in New Brunswick. Repap has its executive offices and sales headquarters in Connecticut and a research and development centre in Pennsylvania.

     Repap New Brunswick Inc.'s ("Repap New Brunswick") coated paper mill produces coated groundwood paper with an annual capacity of 492,000 tons. The New Brunswick mill is integrated with a Kraft pulp mill which has an annual capacity of 235,000 metric tons ("tonnes") of northern bleached softwood Kraft ("NBSK") pulp and a groundwood pulp mill which has an annual capacity of 123,000 tonnes of groundwood pulp. Repap New Brunswick also operates two sawmills with an annual production capacity of 58 Mmfbm (million foot board measures). The coated paper operations of Repap New Brunswick are ISO 9002 certified.

     In May 1996, the Board of Directors of Repap retained financial advisors to assist it in identifying strategic alternatives available to Repap, including a sale or merger. Following this, an auction process was conducted during the second half of 1996, culminating in the execution of a pre-merger agreement among Repap, Avenor Inc. ("Avenor") a Canadian producer of newsprint, pulp, white paper and wood products and the principal shareholders of Repap. This agreement provided for an amalgamation pursuant to which Avenor would acquire all of Repap's outstanding common shares in exchange for Avenor common shares. A Joint Management Proxy Circular was mailed to shareholders of Repap and Avenor on February 6, 1997. Financial market reaction to the original proposal necessitated revisions to the terms and on March 6, 1997, a Supplement to the Joint Management Proxy Circular was mailed to shareholders describing amendments to the pre-merger agreement. On March 26, 1997, the Avenor shareholders rejected the proposed merger, although the transaction was approved by the Repap shareholders on that date. Following the vote by Avenor shareholders, Repap again resolved to pursue the strategic alternatives process.

     In order to facilitate the proposed Avenor amalgamation, the Corporation, on March 3, 1997, entered into a restructuring and settlement agreement with, among others, the secured lenders to Repap British Columbia Inc. pursuant to which it granted an option to the secured lenders to Repap British Columbia Inc. to acquire all of the shares in the capital of Repap British Columbia Inc. Repap British Columbia Inc. had an annual capacity of 450,000 tonnes of northern bleached softwood Kraft pulp marketed primarily in Europe and Asia. Also on March 3, 1997, an order was issued under the Companies' Creditors Arrangement Act (Canada) staying the claims of Repap British Columbia Inc.'s creditors. On March 27, 1997 the secured lenders exercised their option and all of the issued and outstanding shares of Repap British Columbia Inc. were transferred to them. The name of Repap British Columbia Inc. was then changed to Skeena Cellulose Inc. ("Skeena").

     On July 18, 1997, the Corporation entered into a Share Purchase Agreement with Tolko Industries Ltd. in which it agreed to sell to Tolko Industries Ltd. all of the issued and outstanding shares in the capital of Repap Manitoba Inc. for a purchase price of $109 million less long term debt plus working capital. Repap Manitoba Inc.'s Kraft paper operations consisted of an unbleached Kraft paper mill at The Pas, Manitoba with an annual capacity of 170,000 tons and a saw mill with an annual capacity of 95 Mmfbm. The purchase and sale of the issued and outstanding shares in the capital of Repap Manitoba Inc. was concluded on August 8, 1997. Net proceeds of $34.5 million were applied to reduce the Corporation's long term indebtedness.

     On August 8, 1997, the Corporation and Consolidated Papers, Inc. entered into a Stock Purchase Agreement for the sale by the Corporation and the purchase by Consolidated Papers, Inc. of all of the issued and outstanding shares in the capital stock of Repap USA Inc. and all the issued and outstanding Preferred Stock of Repap

Wisconsin, Inc. owned by the Corporation on the date of the closing of the sale (collectively, the "Purchased Shares") for an aggregate purchase price of US$227.4 million plus or minus adjustments (the "Purchase Price"). Repap Wisconsin, Inc.'s coated paper mill produced a full range of coated paper sheets and rolls with an annual capacity of 508,000 tons. It was integrated with a groundwood pulp mill with an annual capacity of 45,000 tonnes and an off-site deinked pulp plant with an annual capacity of 29,000 tonnes.

     A number of steps were taken to exclude certain assets of Repap Wisconsin, Inc. Repap USA Inc.'s investment in WWF Paper Corporation was transferred to the Corporation. The amount recorded as a long-term account receivable on the balance sheet of Repap Wisconsin, Inc. with respect to prepayments received by the Corporation from Repap Wisconsin, Inc. and owed by the Corporation to Repap Wisconsin, Inc. pursuant to a pulp purchase agreement, dated September 1, 1995, was reduced to nil. The amount recorded as a long-term account receivable on the balance sheet of Repap Wisconsin, Inc. with respect to prepayments received by Skeena from Repap Wisconsin, Inc. and owed by Skeena to Repap Wisconsin, Inc. pursuant to the pulp purchase agreements dated July 12, 1995, and October 19, 1995, among Repap Wisconsin, Inc. and Skeena, was reduced to nil and those pulp purchase agreements were cancelled. Repap Wisconsin, Inc. reduced the amount recorded on its balance sheet for its investment in the Series A Preferred Shares of the Corporation to nil and the Corporation repurchased those shares for cancellation for a nominal amount.

     Repap Wisconsin, Inc., Repap Sales Corp. (the "Subsidiaries"), and WWF Paper Corporation were the only active entities in which Repap USA Inc. had any ownership interest. Prior to the closing of the Sale, the Corporation caused Repap USA, Inc. or the Subsidiaries to acquire all of the outstanding capital stock of all classes of the Subsidiaries, including payment of any cumulative dividends payable on any such shares.

     The Corporation acquired the 240.963 shares of Class III Preferred Stock and the 180.047 shares of Class IV Preferred Stock in the capital of Repap Wisconsin, Inc. owned by Skeena and held by the secured lenders to Skeena Cellulose Inc. as security for Skeena's indebtedness to them who in turn returned to the Corporation the $15 million drawdown of Tranche D under the Standby Loan Agreement, and released the Corporation from its $50 million guarantee of Skeena's indebtedness. In turn the Corporation used a portion of the proceeds of the sale to pay Skeena's secured lenders $50 million and caused Repap Wisconsin, Inc. to release Skeena from its obligation to deliver to Repap Wisconsin, Inc. 32,500 tonnes of pulp under two pulp purchase agreements entered into between Repap Wisconsin, Inc. and Skeena during 1995. Repap used the proceeds from the sale of the shares of Repap Wisconsin, Inc. to repay its secured creditors and to provide additional working capital.

     In addition, the Corporation acquired from George S. Petty Management Limited the 12.490 shares of Class III Preferred Stock in the capital of Repap Wisconsin, Inc. at their redemption price.

     The sale of the shares of Repap USA Inc. and Repap Wisconsin, Inc. closed on September 30, 1997 and the purchase price was adjusted for: (a) increases or decreases in consolidated net working capital; (b) increases or decreases in US$454.6 million of long-term debt and provisions for liabilities reflected upon the balance sheet dated March 31, 1997; and (c) any capital expenditures. As a result of these adjustments, Consolidated Papers, Inc. paid an additional US$23.9 million to the Corporation.

     On July 28, 1997, the Corporation also announced that it intended to repay its US$130 million 8.5% Convertible Debentures through the issuance of Common shares. On August 1, 1997 the Corporation repaid all of its 8.5% Convertible Debentures due on that date by issuing 619,023,800 Common shares to the holders of its 8.5% Convertible Debentures, bringing the number of issued and outstanding Common shares to 742,460,637.

     On August 13, 1997 Mr. George Petty announced his resignation as the Chairman and Chief Executive Officer of the Corporation. Also on that date, Mr. Ronald H. Sumner announced his resignation as Executive Vice President, Finance and Chief Financial Officer of the Corporation. Along with Mr. Petty and Mr. Sumner, six of the Corporation's remaining directors resigned. Mr. Stephen C. Larson, the Corporation's President and Chief Operating Officer, was then appointed the Corporation's President and Chief Executive Officer. Mr. William
J. Anderson, a director of Silverton International Fund Limited, the Corporation's single largest shareholder, became the Chairman of the Corporation. Mr. Anderson, together with Mr. Robert Poile and Mr. David McAusland were appointed directors of the Corporation.

     The Corporation has one inactive operation which it is attempting to sell. Alcell Technologies Inc. owns a research and development solvent pulping facility located adjacent to Repap New Brunswick's Kraft pulp mill. This facility has been shut down since April 1996. The Corporation entered into a non-binding letter of intent with

Malaspina Capital Inc. on October 23, 1997 to sell all of the issued and outstanding shares in the capital of Alcell Technologies Inc. for $4 million, $2 million of which will be paid in cash and $2 million of which will be satisfied by the issuance of a $2 million debenture convertible into common shares of Malaspina Capital Limited. The closing of this transaction is subject to a number of conditions which the parties are attempting to clear. The original closing date of no later than February 14, 1998 has been extended until April 30, 1998.

     On January 9, 1998 the Corporation entered into a Share Purchase Agreement with Tembec Inc. with respect to the sale of all of the issued and outstanding shares in the capital of Alcell Forest Products Inc., the subsidiary which acquired a 125,000 tonne-per-year magnesium-bisulphite Pulp Mill in Atholville, New Brunswick from Noranda Forest Inc. in December 1994. The purchase price was $1 million in cash and $10 million of Class B shares in the capital of AV Cell Inc., the acquiring corporation formed as a joint venture between Tembec Inc. and the Aditya Birla Group. The transaction was closed on February 20, 1998.

(b) Financial Information about Industry Segments

     For certain financial information for each of the industry segments during the three years ended December 31, 1997, see note 19 to the Notes to Consolidated Financial Statements contained in the Corporation's 1997 Annual Report attached hereto as Appendix A and filed herewith as an exhibit, which Consolidated Financial Statements are incorporated herein by reference.

(C) Principal Products

Coated Paper

     Coated groundwood paper is used primarily for magazine publishing and is also used by commercial printers for catalogues, inserts and flyers where cost and weight considerations are critical. Repap New Brunswick produces a variety of grades and weights of lightweight coated groundwood paper on two machines at its Miramichi, New Brunswick mill site. Repap New Brunswick's shipments represent approximately 9% of North American coated groundwood paper capacity.

Pulp and Lumber

     The Repap New Brunswick operations includes two pulp mills: a fully integrated groundwood pulp mill with an annual capacity of 123,000 tonnes; and a Kraft pulp mill with an annual capacity of 235,000 tonnes. The Repap New Brunswick Kraft pulp mill, provides an integrated supply of NBSK pulp to the two on-site coated paper machines. Approximately one-third of the Kraft mill's production is sold to the market, primarily to customers in North America.

     Repap New Brunswick's lumber operation consists of two sawmills with a combined annual capacity of 58 Mmfbm of dimension lumber. On-site kilns provide the capacity to dry 50% of lumber production. The two sawmills also provide wood chips for the Repap New Brunswick Kraft pulp mill.

Markets

     Repap's products are sold primarily in the United States and Canada with a relatively small volume of coated paper and pulp sold in off-shore markets. Coated paper sales in the United States are made through Repap Marketing Inc., a wholly owned subsidiary, in Canada by the Corporation and in off-shore markets by international agents. Pulp sales are made directly by the Corporation. Lumber sales are made either directly or through brokers.

Competition

     Repap competes in North America with North American and European coated paper producers. Approximately 4-6% of the North American coated groundwood market is supplied by European producers. Repap, the fifth largest coated groundwood paper producer in North America, has approximately 9% of the North American coated groundwood paper capacity. Significant competitors of the Corporation with similar or greater capacity in coated groundwood paper include Consolidated Papers, Inc., Champion International Corporation, International Paper Co., UPM Kymmene and Bowater Incorporated. Coated groundwood paper also competes with other grades of paper such as coated freesheet and supercalendered paper. Price, quality and service are important competitive considerations.

     Repap's pulp and lumber products are global commodities. Pricing and the level of shipments are influenced by the supply and demand for those products which in turn is influenced by inventory levels, exchange rates and economic conditions.

(d) Customers

     During 1997, Repap sold approximately 70,000 tons of lightweight coated groundwood paper to WWF Paper Corporation representing in excess of 10% of the Corporation's consolidated revenues.

(e) Raw Materials

     Approximately 44% of the wood supply for the Repap New Brunswick operations is obtained from Crown timber allocations provided by the Province of New Brunswick. The remaining wood is acquired from third parties under various supply agreements or harvested from land owned by Repap New Brunswick.

     Repap New Brunswick has approximately 300,000 hectares under the "Lower Miramichi Licence" and approximately 400,000 hectares under the "Upper Miramichi Licence" representing a combined allowable annual cut ("AAC") of 1.2 million cubic metres. The lands cover areas in the northeastern part of New Brunswick in proximity to the pulp mills. The species mix available from these licences consists primarily of spruce and balsam fir.

     These forest licences were granted by the Province of New Brunswick for 25-year terms and are governed by forest management agreements which provide that every five years, in order for such agreements to remain in effect, Repap is required to submit for approval a renewed five-year plan for management of the licensed tenures. In 1997, Repap New Brunswick submitted a forest management plan for the five year period ending in 2002 and for the 25 year period ending in 2022. When approved, it is expected that this plan will be incorporated into an amended and restated forest management agreement for a term ending in 2022. Additional wood requirements are met by purchases of wood from local wood lot suppliers and of chips from local sawmills. Repap New Brunswick also obtains wood from its own freehold acreage aggregating approximately 17,000 hectares representing an AAC of 35,000 cubic metres.

(f) Human Resources

     Repap has approximately 1680 employees as at January 31, 1998. At Repap New Brunswick, approximately 1400 unionized employees are represented by three labour organizations, namely: International Woodworkers of America-Canada ("IWA"); Communications, Energy and Paperworkers of Canada ("CEP"); and United Brotherhood of Carpenters and Joiners of America "(UBJC"). Five CEP Local contracts involving approximately 1,180 employees and one UBJC contract covering approximately 80 employees will expire and be renegotiated in 1998. The IWA contract which covers 27 employees at the Miramichi sawmill expires May 31, 1999. One CEP contract covering 65 employees was renegotiated in 1997 and expires April 30, 2000.

(g) Research and Development

     Repap Technologies Inc., a wholly owned subsidiary of the Corporation, provides technical assistance to Repap's coated paper and pulp mills through its research facilities in Valley Forge, Pennsylvania.

(h) Environment

     Repap is subject to environmental laws, regulations and standards by Canadian federal, provincial and local authorities which impose effluent and emission standards and other requirements of the Company's operations. These laws and regulations require Repap to obtain permits and licences from appropriate governmental authorities with respect to its mill and to operate its mill in compliance with such permits and licences. Repap operates in material compliance with all applicable, existing, environmental laws and regulations.

     Repap New Brunswick has begun a program to eliminate the release of foul condensate containing total reduced sulphur compounds. This program is expected to be completed over 1998 and 1999 at an approximate cost of $9 million. In addition, Repap New Brunswick is in the process of replacing its existing landfill site. The timing of completing the landfill replacement, which is estimated to cost $4.4 million, depends upon the continuing availability of the existing site.

(i) Executive Officers of the Registrant

     The Corporation's executive officers and significant employees are as listed below:

NAME                                       AGE  PRINCIPAL OCCUPATION
----                                       ---  --------------------
STEPHEN C. LARSON......................    49   President and Chief Executive Officer
MICHELE A. CORMIER.....................    41   Vice-President, Finance
NEIL M. FALCO..........................    49   Vice-President, Repap Enterprises Inc., President, Repap
                                                Marketing Inc.
TERRY W. MCBRIDE.......................    55   Vice-President, General Counsel and Secretary

     During the past five years, the above individuals have held those positions with the companies indicated opposite their names, except as follows: from August 1991 to October 1994 Mr. Larson was President -- Pulp and Paper Group of Domtar Inc., Mr. Larson served as President and Chief Operating Officer of Domtar Inc. between October 1994 and March 1, 1996 and President and Chief Operating Officer of the Corporation from February 1996 to August 1997. Prior to October 1, 1997, Mr. Falco served as President of Repap Sales Corporation, a subsidiary of Repap that was sold as part of the transaction with Consolidated Papers, Inc. completed in 1997; from January 1993 to May 1994, Ms. Cormier served as Manager, Finance of Repap Enterprises Inc., from May 1994 to January 1996 she served as Assistant Vice President, Finance and from January 1996 to August 1997 she served as Vice President, Finance-Operations.

ITEM 2.  PROPERTIES.

     The Repap New Brunswick operations consist of the Repap New Brunswick coated paper mill and the Repap New Brunswick Kraft pulp mill, which are both located in Miramichi, the Repap New Brunswick groundwood pulp mill and the Miramichi sawmill which are located across the Miramichi River from the Repap New Brunswick coated paper mill and the Blackville sawmill which is located 45 kilometers west of the coated paper operations.

     (i) The Repap New Brunswick Coated Paper Mill includes two coated paper machines. The A-1 machine, built in 1985/86, has a design capacity of 240,000 tons per year and produces lightweight coated groundwood paper. The A-2 machine, built in 1989, has a design capacity of 252,000 tons and produces coated groundwood paper.

     (ii) The Repap New Brunswick Kraft Pulp Mill, acquired by Repap in 1985, has an annual design capacity of 235,000 tonnes of NBSK pulp, of which approximately two-thirds are used in this facility, with the balance sold as market pulp.

     (iii) The Repap New Brunswick Groundwood Pulp Mill manufactures stone groundwood pulp, with a capacity of 123,000 tonnes per year. All of the available groundwood pulp produced by the Repap New Brunswick groundwood pulp mill is used in the coated paper operations.

     (iv) The Miramichi sawmill (formerly the Nelson sawmill) produces stud lumber for the North American market and has an annual capacity of 10 Mmfbm. The Blackville sawmill produces dimension lumber for the North American market and has a capacity of 48 Mmfbm.

     In addition to its principal properties, the Corporation, through its wholly owned subsidiary, Repap Technologies Inc., operates a technology centre in Valley Forge, Pennsylvania which conducts research and development in coated paper technology. The Corporation has a wholly-owned subsidiary, Alcell Technologies Inc., which is the owner of a proprietary organic solvent pulping technology. The Corporation has agreed to sell this subsidiary to Malaspina Capital Inc. for a purchase price of $4 million. This transaction is subject to a number of conditions, including financing, and is expected to close by April 30, 1998.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no material legal proceedings and there are no proceedings under any environmental protection laws, which are pending or, to the Corporation's knowledge, threatened, against Repap.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of March 4, 1998, there were 1,775 holders of record of Common shares, of which 1,208 were shareholders of record with addresses in the United States. The Common shares of the Corporation are listed and traded in Canada on the Montreal Exchange and The Toronto Stock Exchange. The Corporation voluntarily delisted its common shares from the Vancouver Stock Exchange as of December 31, 1997. In the United States there is no longer an established trading market for the Common shares. The Common shares were listed on the National Market of the Nasdaq National Market, Inc. (the "Nasdaq National Market") until December 5, 1997 when the Corporation's Board of Directors resolved to delist the Common shares from the Nasdaq National Market. The following tables show the high and low prices and volume of trading of the Common shares on The Toronto Stock Exchange (the principal trading market in Canada), and the Nasdaq National Market for the periods indicated:

                                                                      TSE
                                                                ----------------
                                                                 HIGH      LOW        VOLUME
                                                                ------    ------    -----------
1996
First Quarter...............................................    $7.00     $5.13      20,288,159
Second Quarter..............................................     6.45      4.85      13,827,419
Third Quarter...............................................     5.70      4.65       9,733,584
Fourth Quarter..............................................     5.80      3.75      34,610,876
1997
First Quarter...............................................    $4.20      1.45      35,637,612
Second Quarter..............................................     1.73      0.50      38,812,144
Third Quarter...............................................     0.72      0.16     172,461,712
Fourth Quarter..............................................     0.28      0.10     192,330,631

                                                                     NASDAQ
                                                                ----------------
                                                                 HIGH      LOW        VOLUME
                                                                ------    ------    -----------
                                                                   (in U.S.$)
1996
First Quarter...............................................    $5.19     $3.75      29,233,900
Second Quarter..............................................     4.75      3.55      26,333,220
Third Quarter...............................................     4.19      3.38      16,320,821
Fourth Quarter..............................................     4.31      2.72      27,700,455
1997
First Quarter...............................................    $3.063    $1.03      24,692,664
Second Quarter..............................................     1.25      0.375     17,726,415
Third Quarter...............................................     5.31      0.094     36,113,798
Fourth Quarter(1)...........................................     0.219     0.094     17,984,577

---------------

(1) Until December 5,1997

     On March 4, 1998 the closing price of the Common shares on The Toronto Stock Exchange was $0.235.

ITEM 6.  SELECTED FINANCIAL DATA.

     A summary of selected historical financial data is set forth on page 30 of the 1997 Annual Report of the Corporation and is incorporated herein by reference. The Corporation has paid no dividends to holders of Common shares in the past five years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The management's discussion and analysis of financial condition and results of operations is set forth on pages 6 to 12 of the Corporation's 1997 Annual Report and is incorporated herein by reference.

     As described in note 1 to the Notes to Consolidated Financial Statements set forth on page 18 of the Corporation's 1997 Annual Report and is incorporated herein by reference, the use by the Corporation of generally accepted accounting principles as applicable to a going concern may not be appropriate in the circumstances because there can be no assurance that the Corporation will be able to continue as a going concern because of the uncertainty with respect to it being able to i) maintain profitability, and ii) generate positive cash flow from operations.

     As further described under note 23 to the Notes to Consolidated Financial Statements set forth on pages 27 to 29 of the Corporation's 1997 Annual Report (attached hereto as Appendix A and filed herewith as an exhibit) which pages are incorporated herein by reference, the accounting policies followed by the Corporation differ in certain respects from those that would have been followed had these financial statements been prepared in conformity with accounting principles generally accepted in the United States and the accounting principles and practices required by the United States Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Auditors Report, Consolidated Balance Sheets, Statements of Operations, Statements of Changes in Financial Position and Deficit, Notes to Consolidated Financial Statements and Quarterly Financial Information appearing on pages 13 to 30 of the 1997 Annual Report of the Corporation are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the Corporation's directors is incorporated herein by reference to the material under the heading "Nominees for Election as Director" in the Corporation's Proxy Circular with respect to the Annual Meeting of Shareholders scheduled to be held on May 20, 1998 (the "Proxy Circular") filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     Information regarding the Corporation's executive officers is provided under the heading "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information regarding executive compensation is incorporated herein by reference to the material under the heading "Compensation of Directors and Executive Officers" in the Proxy Circular.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding the share ownership of Repap's voting securities (1) of any person or group known to the Corporation to be the beneficial owner of more than five per cent of Repap's voting securities and (2) of the directors and the named executive officers is incorporated herein by reference to the material under the heading "Voting Shares and Principal Holders Thereof" in the Proxy Circular.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain transactions between the Corporation and certain executive officers of the Corporation is incorporated herein by reference to the material under the heading "Table of Indebtedness of Directors and Executive Officers" and "Interest of Management and others in Material Transactions" in the Proxy Circular.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Report on Form 10-K:

(1) The following documents are included at the indicated page in the Corporation's 1997 Annual Report and are incorporated herein by reference:

                                                                PAGE(S)
                                                                -------
Report of auditors..........................................      13
Consolidated Balance Sheets.................................    14-15
Consolidated Statements of Operations.......................      16
Consolidated Statements of Changes in Financial Position....      17
Consolidated Statements of Deficit..........................      16
Notes to Consolidated Financial Statements..................    19-29

(2) Financial Statement Schedules

     Schedule 1 --     Condensed Financial Information of Registrant

(b) Reports on Form 8-K
     None

(c) Exhibits


Exhibit No.
2.1*      Stock Purchase Agreement between Repap Enterprises Inc. and
          Tolko Industries Ltd. dated as of July 18, 1997.
2.2*      Stock Purchase Agreement between Repap Enterprises Inc. and
          Consolidated Papers, Inc. dated as of August 8, 1997.
3.1 Certificate of Amendment and Articles of Amendment of the Corporation dated July 8, 1994, which certificate and articles of amendment were filed as an exhibit to the Annual
          Report on Form 20-F of Repap Enterprises for the fiscal year ended December 31, 1994 (the "1994 Form 20-F") and are incorporated herein by reference.
3.2*      By-law 1986-1 of the Corporation dated September 22, 1986;
          By-law 1986-2 of the Corporation dated October 14, 1986; and
          By-law 1987-1 of the Corporation dated May 11, 1988.
4.1(1)    Indenture, dated as of April 15, 1995, between Repap New
          Brunswick and The Bank of New York, the trustee, relating to the First Priority Floating Rate Senior Secured Notes Due
          2000 of Repap New Brunswick, which indenture was filed as an exhibit to the 1994 Form 20-F and is incorporated herein by reference.
4.2(1)    Indenture, dated as of April 15, 1995, between Repap New
          Brunswick and The Bank of New York, as trustee, relating to the 9 7/8% First Priority Fixed Rate Senior Secured Notes
          Due 2000 of Repap New Brunswick, which indenture was filed as an exhibit to the 1994 Form 20-F and is incorporated herein by reference.
4.3(1)    Indenture, dated as of April 15, 1995, between Repap New
          Brunswick and Bankers Trust Company, as trustee, relating to the 10 5/8% Second Priority Senior Secured Notes of Repap
          New Brunswick, which indenture was filed as an exhibit to the 1994 Form 20-F and is incorporated herein by reference.
10.1*     Amended and Restated Forest Management License (the "Lower
          Miramichi License") between Her Majesty the Queen in right of the Province of New Brunswick and Miramichi Pulp & Paper
          Inc.
10.2*     Amended and Restated Forest Management License (the "Upper
          Miramichi License") between Her Majesty the Queen in right of the Province of New Brunswick and Miramichi Pulp & Paper
          Inc.
10.3*     Employment contract between Repap Enterprises Inc. and
          Stephen C. Larson dated as of September 25, 1997.


10.4*     Change in Control contract between Repap Enterprises Inc.
          and Terry W. McBride dated October 1, 1997.
10.5*     Change in Control contract between Repap Enterprises Inc.
          and Michelle A. Cormier dated October 1, 1997.
10.6*     Change in Control contract between Repap Enterprises Inc.
          and Neil M. Falco dated October 1, 1997.
10.7*     Repap Enterprises Inc. Registered Pension Plan and Amendment
          No. 1.
10.8*     Repap Enterprises Inc. Supplementary Pension Plan.
10.9*     Repap Enterprises Inc. Top Executives Supplementary Pension
          Plan.
10.10*    Shareholder Protection Rights Plan Agreement dated as of
          February 8, 1994 between Repap Enterprises Inc. and Montreal
          Trust Company, as rights agent, as amended by agreement
          dated July 31, 1996.
10.11*    1987 Directors, Officers and Employees Stock Option Plan, as
          amended
11.1*     Statement regarding computation of per share earnings.
13.1*     The Corporation's Annual Report to Shareholders (except for those portions thereof which are expressly incorporated by reference herein, this exhibit is furnished for the
          information of the Commission and is not deemed to be filed as a part hereof).
21.1*     Subsidiaries of Repap Enterprises Inc.
23.1*     Consent of Ernst & Young.
27.       Financial Data Schedule

---------------

*   Filed herewith.

(1) Instruments, other than as set forth above, have been omitted with respect to long term debt of the Registrant and its subsidiaries which authorized securities having a face value not exceeding 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of those instruments on request.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       REPAP ENTERPRISES INC.
                                                      "STEPHEN C. LARSON"
                                       By:
                                       -----------------------------------------

                                                    Stephen C. Larson
                                          President and Chief Executive Officer

Date: February 18, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 18, 1998.

                  SIGNATURE                                     TITLE                           DATE
                  ---------                                     -----                           ----
            "WILLIAM J. ANDERSON"              Director and Chairman                     February 18, 1998
---------------------------------------------
             William J. Anderson

             "ROBERT E. BELLAMY"               Director                                  February 18, 1998
---------------------------------------------
              Robert E. Bellamy

              "GUY G. DUFRESNE"                Director                                  February 18, 1998
---------------------------------------------
               Guy G. Dufresne

             "STEPHEN C. LARSON"               Director, President                       February 18, 1998
---------------------------------------------  and Chief Executive Officer
              Stephen C. Larson

              "DAVID MCAUSLAND"                Director                                  February 18, 1998
---------------------------------------------
               David McAusland

               "ROBERT POILE"                  Director                                  February 18, 1998
---------------------------------------------
                Robert Poile

              "JOHN R. PURCELL"                Director                                  February 18, 1998
---------------------------------------------
               John R. Purcell

            "MICHELLE A. CORMIER"              Vice President, Finance                   February 18, 1998
---------------------------------------------
             Michelle A. Cormier

                         FINANCIAL STATEMENT SCHEDULES

SCHEDULE I -- NON CONSOLIDATED FINANCIAL STATEMENTS OF REPAP ENTERPRISES INC.

                     SUMMARIZED BALANCE SHEETS (SEE NOTE 1)

                                                                      AS AT DECEMBER 31,
                                                                      ------------------
                                                              NOTE     1997       1996
                                                              ----    -------    -------
                                                                         (Millions of
                                                                      Canadian dollars)
ASSETS
CURRENT
Cash and short-term deposits................................          $ 42.7     $  4.9
Accounts receivable and prepaid expenses....................             0.8        3.9
Inventories.................................................             0.3        1.9
Due from subsidiaries and affiliated companies..............            26.1       62.0
                                                                      ------     ------
Total current assets........................................            69.9       72.7
                                                                      ------     ------
Investment..................................................            15.2       --
Investments in subsidiaries, at cost........................           423.5      815.4
Deferred charges and other assets...........................             1.8       30.5
Fixed assets, net...........................................            --          2.4
                                                                      ------     ------
Total assets................................................           510.4      921.0
                                                                      ======     ======
LIABILITIES
CURRENT
Accounts payable and accrued liabilities....................            14.5       21.9
Due to subsidiaries and affiliated companies................            23.2       31.3
Current portion of long term debt...........................   2         3.3       20.2
                                                                      ------     ------
Total current liabilities...................................            41.0       73.4
                                                                      ------     ------
Long-term debt..............................................            --        210.6
SHAREHOLDERS' EQUITY
Common shares...............................................           640.4      483.3
Preferred shares............................................            16.0       26.0
Other paid in capital.......................................   2        71.7      216.3
Deficit.....................................................          (258.7)     (88.6)
                                                                      ------     ------
Total shareholders' equity..................................           469.4      637.0
                                                                      ------     ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................           510.4      921.0
                                                                      ======     ======

                             See accompanying notes

                 SUMMARIZED STATEMENTS OF NET INCOME (LOSS) AND
                    RETAINED EARNINGS (DEFICIT) (SEE NOTE 1)

                                                                    YEARS ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                  1997        1996        1995
                                                                 -------     -------     ------
                                                                 (Millions of Canadian dollars)
REVENUES
Management fees from subsidiary companies...................     $  10.6     $  10.2     $  7.5
Commissions from subsidiary companies.......................         3.4         1.6        2.9
Dividends from subsidiary companies.........................       --          --          53.4
Other revenues..............................................         2.2       --           5.3
                                                                 -------     -------     ------
                                                                    16.2        11.8       69.1
                                                                 -------     -------     ------
EXPENSES
Interest on long-term debt..................................        14.5        11.3       16.2
Administrative expenses.....................................        60.8        25.3       32.7
Depreciation and amortization...............................         2.8        (0.3)       7.7
                                                                 -------     -------     ------
                                                                    78.1        36.3       56.6
                                                                 -------     -------     ------
Income (loss) before income taxes...........................       (61.9)      (24.5)      12.5
Provision for income taxes..................................       --          --          --
                                                                 -------     -------     ------
Income (loss) from continuing operations....................       (61.9)      (24.5)      12.5
(Income) loss from discontinued operations..................        93.8       159.7      (30.7)
                                                                 -------     -------     ------
NET INCOME (LOSS) FOR THE YEAR..............................      (155.7)     (184.2)      43.2
Provision for accretion of other paid-in capital............        14.4        19.0       17.6
                                                                 -------     -------     ------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS.......      (170.1)     (203.2)      25.6
RETAINED EARNINGS (DEFICIT), BEGINNING OF YEAR..............       (88.6)      114.6      (12.6)
Gain on redemption of preferred shares......................       --          --         101.6
                                                                 -------     -------     ------
RETAINED EARNINGS (DEFICIT), END OF YEAR....................      (258.7)      (88.6)     114.6
                                                                 =======     =======     ======

                             See accompanying notes

      SUMMARIZED STATEMENTS OF CHANGES IN FINANCIAL POSITION (SEE NOTE 1)

                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1997        1996        1995
                                                                --------    --------    --------
                                                                 (Millions of Canadian dollars)
OPERATING ACTIVITIES
Income (loss) from continuing operations....................    $  (61.9)   $  (24.5)   $   12.5
Add (deduct) items not affecting cash
  Depreciation and amortization.............................         2.8        (0.3)        7.7
  Foreign exchange and other................................        27.5         7.5         7.5
                                                                --------    --------    --------
Cash flow before net change in non-cash working capital
  items related to operations...............................       (31.6)      (17.3)       27.7
Non-cash working capital changes............................        (9.8)        2.7        63.1
                                                                --------    --------    --------
CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS............       (41.4)      (14.6)       90.8
                                                                --------    --------    --------
INVESTING ACTIVITIES
Decrease in due to subsidiaries and affiliates..............       --          --           99.9
Increase in investments.....................................       (25.2)       (3.0)      --
Additions to fixed assets...................................        (0.2)       (0.4)       (1.1)
                                                                --------    --------    --------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.............       (25.4)       (3.4)       98.8
                                                                --------    --------    --------
FINANCING ACTIVITIES
Additions to debt...........................................        63.6       122.3         0.8
Repayment of debt...........................................      (292.3)      (19.9)     (184.9)
Issue of share capital......................................       157.1       --           13.2
Conversion of debentures....................................      (157.1)      --          --
Redemption of preferred shares..............................       --          --          (20.0)
Other.......................................................       --          --            9.2
                                                                --------    --------    --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.............      (228.7)      102.4      (181.7)
                                                                --------    --------    --------
CASH PROVIDED BY (USED) IN DISCONTINUED OPERATIONS..........       333.3       (88.7)      (13.8)
                                                                --------    --------    --------
NET INCREASE (DECREASE) IN CASH POSITION....................        37.8        (4.3)       (5.9)
Cash position, beginning of year............................         4.9         9.2        15.1
                                                                --------    --------    --------
CASH POSITION, END OF YEAR..................................        42.7         4.9         9.2
                                                                ========    ========    ========
Cash is represented by cash and short-term deposits

                             See accompanying notes

                         FINANCIAL STATEMENT SCHEDULES

SCHEDULE I -- NON CONSOLIDATED FINANCIAL STATEMENTS OF REPAP ENTERPRISES INC.

                 NOTES TO NON CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997
                         (Millions of Canadian Dollars)
1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

    BASIS OF FINANCIAL STATEMENT PRESENTATION

    These financial statements have been prepared by management in accordance with accounting principles generally accepted in Canada except as follows:
    These statements are non consolidated and the Corporation's investments in subsidiaries are stated at cost; For presentation purposes the gain (loss) on disposal of investments together with intercompany transactions have been included in discontinued operations. These financial statements should be read in conjunction with the Corporation's consolidated financial statements.

    The accounting policies followed by the Corporation differ in certain respects from those that would have been followed had these financial statements been prepared in conformity with accounting principles generally accepted in the United States and the accounting principles and practices required by the Securities and Exchange Commission.

    These financial statements have been prepared on a going concern basis which presumes the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

    Repap New Brunswick Inc's ("Repap New Brunswick") revolving credit facility of $97.5 million matures in April 1998. Additionally, during 1996 and 1997, the Corporation's continuing operations did not generate sufficient cash flow to cover operating costs and to fund investments in working capital and additions to fixed assets. The Corporation also incurred operating losses during 1997, and as at December 31, 1997, has a consolidated net deficit in shareholders' equity of $17.3 million. The Corporation is currently negotiating with the lender of Repap New Brunswick's revolving credit facility and expects a new agreement to be finalized prior to the maturity date. The Corporation is also currently considering other financing alternatives to replace its existing revolving credit facility.

    The Corporation's ability to continue as a going concern is dependent upon its ability to refinance the revolving credit facility at its maturity, achieving profitable operations, and upon generating positive cash flow from operations. While The Corporation has not received any indications that the revolving credit facility will not be renewed, the outcome of these matters cannot be determined with certainty at this time. These financial statements do not included any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Corporation be unable to continue in business.

2.  LONG TERM DEBT AND CONVERTIBLE DEBENTURES
    LONG TERM DEBT

                                                                     1997      1996
                                                                    ------    ------
    Standby credit facility bearing interest at bankers'
      acceptance rate +3.0% to 6.0%.............................    $ --      $119.5
    Loans bearing interest at LIBOR + 0.5% [U.S.$64.1
      million]..................................................      --        87.8
                                                                    ------    ------
                                                                      --       207.3
                                                                    ======    ======

    CONVERTIBLE DEBENTURES

                                                                     1997      1996
                                                                    ------    ------
    9% Convertible Redeemable Subordinate Debentures
    Liability Component.........................................    $  3.3    $  9.3
    Equity Component............................................      71.7      65.7
                                                                    ------    ------
                                                                      75.0      75.0
                                                                    ======    ======
    8.5% Convertible Redeemable Subordinate Debentures (US $130
      million)
    Liability Component.........................................      --        14.2
    Equity Component............................................      --       150.6
                                                                    ------    ------
                                                                      --       164.8
                                                                    ======    ======
    Total Redeemable Subordinate Debentures
    Debentures are classified on the balance sheet as follows
      Current portion of long term debt.........................       3.3      23.5
      Other paid in capital.....................................      71.7     216.3
                                                                    ------    ------
                                                                      75.0     239.8
                                                                    ======    ======

    The 9% Convertible Redeemable Subordinate Debentures are convertible at the option of the holder at any time prior to June 30, 1998 or, if previously called for redemption, prior to the date specified for redemption, into Common Shares of the Corporation at a conversion price of $17.00 per Common Share.

                         FINANCIAL STATEMENT SCHEDULES

SCHEDULE I -- NON CONSOLIDATED FINANCIAL STATEMENTS OF REPAP ENTERPRISES INC.

                 NOTES TO NON CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997
                         (Millions of Canadian Dollars)

    The Corporation may, at its option, repay the debentures on maturity or redemption by issuing Common Shares at a price equal to 95% of the weighted average trading price of the shares on the Toronto Stock Exchange for thirty consecutive trading days ending not more than five days prior to maturity, or twenty consecutive trading days ending not more than five days prior to giving notice of redemption.

    The debentures are redeemable at 101% and 100% of the principal amount plus accrued and unpaid interest for each of the twelve-month periods ending June 30, 1997 and 1998.

    On August 1, 1997, the Corporation repaid its U.S. $130 million 8.5% convertible debentures through the issuance of 619,023,800 Common Shares.

3.  COMPARATIVE FIGURES

    Certain of the comparative figures have been reclassified to conform to the presentation adopted for the current year.

                                 EXHIBIT INDEX


2.1*      Stock Purchase Agreement between Repap Enterprises Inc. and
          Tolko Industries Ltd. dated as of July 18, 1997.
2.2*      Stock Purchase Agreement between Repap Enterprises Inc. and
          Consolidated Papers, Inc. dated as of August 8, 1997.
3.1       Certificate of Amendment and Articles of Amendment of the
          Corporation dated July 8, 1994, which certificate and
          articles of amendment were filed as an exhibit to the Annual
          Report on Form 20-F of Repap Enterprises for the fiscal year ended December 31, 1994 (the "1994 Form 20-F") and are
          incorporated herein by reference.
3.2*      By-law 1986-1 of the Corporation dated September 22, 1986;
          By-law 1986-2 of the Corporation dated October 14, 1986; and
          By-law 1987-1 of the Corporation dated May 11, 1988.
4.1(1)    Indenture, dated as of April 15, 1995, between Repap New
          Brunswick and The Bank of New York, the trustee, relating to the First Priority Floating Rate Senior Secured Notes Due
          2000 of Repap New Brunswick, which indenture was filed as an exhibit to the 1994 Form 20-F and is incorporated herein by reference.
4.2(1)    Indenture, dated as of April 15, 1995, between Repap New
          Brunswick and The Bank of New York, as trustee, relating to the 9 7/8% First Priority Fixed Rate Senior Secured Notes
          Due 2000 of Repap New Brunswick, which indenture was filed as an exhibit to the 1994 Form 20-F and is incorporated
          herein by reference.
4.3(1)    Indenture, dated as of April 15, 1995, between Repap New
          Brunswick and Bankers Trust Company, as trustee, relating to the 10 5/8% Second Priority Senior Secured Notes of Repap
          New Brunswick, which indenture was filed as an exhibit to
          the 1994 Form 20-F and is incorporated herein by reference.
10.1*     Amended and Restated Forest Management License (the "Lower
          Miramichi License") between Her Majesty the Queen in right of the Province of New Brunswick and Miramichi Pulp & Paper
          Inc.
10.2*     Amended and Restated Forest Management License (the "Upper
          Miramichi License") between Her Majesty the Queen in right of the Province of New Brunswick and Miramichi Pulp & Paper
          Inc.
10.3*     Employment contract between Repap Enterprises Inc. and
          Stephen C. Larson dated as of September 25, 1997.
10.4*     Change in Control contract between Repap Enterprises Inc.
          and Terry W. McBride dated October 1, 1997.
10.5*     Change in Control contract between Repap Enterprises Inc.
          and Michelle A. Cormier dated October 1, 1997.
10.6*     Change in Control contract between Repap Enterprises Inc.
          and Neil M. Falco dated October 1, 1997.
10.7*     Repap Enterprises Inc. Registered Pension Plan and Amendment
          No. 1.
10.8*     Repap Enterprises Inc. Supplementary Pension Plan.
10.9*     Repap Enterprises Inc. Top Executives Supplementary Pension
          Plan.
10.10*    Shareholder Protection Rights Plan Agreement dated as of
          February 8, 1994 between Repap Enterprises Inc. and Montreal
          Trust Company, as rights agent, as amended by agreement
          dated July 31, 1996.
10.11*    1987 Directors, Officers and Employees Stock Option Plan, as
          amended
11.1*     Statement regarding computation of per share earnings.
13.1*     The Corporation's Annual Report to Shareholders (except for those portions thereof which are expressly incorporated by reference herein, this exhibit is furnished for the
          information of the Commission and is not deemed to be filed as a part hereof).
21.1*     Subsidiaries of Repap Enterprises Inc.
23.1*     Consent of Ernst & Young.
27.       Financial Data Schedule

---------------

*   Filed herewith.
 (1) Instruments, other than as set forth above, have been omitted with respect to long term debt of the Registrant and its subsidiaries which authorized securities having a face value not exceeding 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of those instruments on request.