Form 10-Q
period 1998-03-31
REPAP ENTERPRISES INC
filed 1998-05-15
CIK 823534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXHANGE ACT OF 1934 For the transition period from _________________________ to
_______________________________.


Commission File Number:  0-16289

                             REPAP ENTERPRISES INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Canada                                     98-0178526
----------------------------------------   ------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

    300 Atlantic Street, Suite 200                 Stamford, CT  06901
-----------------------------------------  ------------------------------------
(Address of principal executive offices)          (City, State, Zip Code)

                                 (203) 964-6160
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


742,460,637 shares of registrant's Common Stock, at no par value per share, were outstanding as of the close of business on March 31, 1998.

                             REPAP ENTERPRISES INC.

                                      INDEX




Exchange Rates

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Interim Balance Sheet
         Consolidated Interim Statements of Operations
         Condensed Consolidated Interim Statements of Changes in Financial Position
         Notes to Consolidated Interim Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.


PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES

                                 EXCHANGE RATES

         The Company publishes its consolidated financial statements in Canadian dollars. In this quarterly report, unless otherwise specified or the context otherwise requires, all dollar amounts are expressed in Canadian dollars ("$", "C$", "dollars" or "Canadian dollars").

         The following table sets forth the exchange rates of the Canadian dollar to the United States dollar ("U.S. dollar" or "US$") at the end of the year ended December 31, 1997 and the end of the three months ended March 31, 1997 and 1998 (such rates, which are expressed in dollars, being the noon buying rates in New York City for cable transfer in U.S. dollars as certified for customs purposes by the Federal Reserve Bank of New York). On March 31, 1998, US$1.00 equaled C$1.4219:


                                            Three Months    Year Ended
                                           Ended March 31,  December 31,
                                           ---------------  ------------
                                            1998     1997      1997
                                           ------   ------    ------
                                                  (C$ per US$)

High.....................................  1.4075   1.3357    1.3357
Low......................................  1.4637   1.3835    1.4398
Average(1)...............................  1.4304   1.3591    1.3849
At End of Period(2)......................  1.4219   1.3835    1.4288

_____________
(1) The average of the daily buying rates during the applicable period.
(2) Noon buying rate on last banking day.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                             REPAP ENTERPRISES INC.
                 CONSOLIDATED INTERIM BALANCE SHEET (SEE NOTE 1)
                        (Unaudited as at March 31, 1998)
                              (dollars in millions)


                                                 MARCH 31,         DECEMBER 31,
                                                  1988                1997
                                               ------------       -------------
ASSETS
CURRENT ASSETS
Cash and short term deposits................    $   26.7             $   43.3
Accounts receivable.........................        74.8                 79.9
Inventories.................................        74.8                 65.9
                                                --------             --------
                                                   176.3                189.1
                                                --------             --------
Fixed assets, at cost.......................     1,410.6              1,408.3
Less accumulated depreciation...............       411.4                399.6
                                                --------             --------
                                                   999.2              1,008.7
                                                --------             --------
Investment tax credits recoverable..........         0.3                 35.5
Investments.................................        16.2                 16.2
Other assets................................       135.6                148.4
                                                --------             --------
                                                $1,327.6             $1,397.9
                                                ========             ========

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities....    $  136.6             $  129.0
Current portion of long-term debt and
  repayable grants..........................        37.1                 75.7
Revolving credit facility...................         --                  97.5
                                                --------             --------
                                                   173.7                302.2
                                                --------             --------
Revolving credit facilities.................        80.7                  --
Long-term debt..............................       893.6                901.3
Promissory note.............................         5.0                  --
Repayable grants and other liabilities......        22.9                 25.6
                                                --------             --------
                                                 1,002.2                926.9
CAPITAL SOURCES
Non-controlling interest...................          --                  14.3
Investment tax credits.....................        112.0                148.0
Grants -- non-repayable....................         23.8                 23.8
                                                --------             --------
                                                   135.8                186.1
                                                --------             --------
SHAREHOLDERS' EQUITY (DEFICIENCY)
Preferred shares...........................         16.0                 16.0
Common shares..............................        640.4                640.4
Deficit....................................       (714.0)              (745.3)
Other paid-in capital......................         73.3                 71.7
Translation adjustment.....................          0.2                 (0.1)
                                               ---------             --------
                                                    15.9                (17.3)
                                               ---------             --------
                                                $1,327.6             $1,397.9
                                               =========             ========

                             See accompanying notes

                             REPAP ENTERPRISES INC.
           CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (SEE NOTE 1)
                                   (Unaudited)
                              (dollars in millions)


                                                                THREE MONTHS
                                                               ENDED MARCH 31
                                                               --------------
                                                              1998        1997
                                                              ----        ----
Revenues from continuing operations.....................    $163.3      $140.9
Effects of currency hedging.............................       1.2         1.2
Sales deductions........................................      15.2        16.0
                                                            -------     ------
      Net sales from continuing operations..............     146.9       123.7

Cost of sales before depreciation and amortization......      95.0       108.8
Selling, administrative and research expenses...........       7.9         9.6
Depreciation and amortization...........................      16.1        12.2
                                                            -------     ------
Operating profit (loss).................................      27.9        (6.9)

Interest expense........................................      26.5        29.9
Miscellaneous income....................................      (0.2)       (0.4)
                                                            -------     ------
Income (loss) before the undernoted.....................       1.6       (36.4)

Provision for income taxes..............................       0.8         0.7
                                                            -------     ------
Income (loss) from continuing operations................       0.8       (37.1)

Income (loss) from discontinued operations..............      18.1       (83.8)
                                                            -------     ------
Net income (loss).......................................      18.9      (120.9)

Provision for accretion of other paid-in capital........       1.6         5.0
                                                            -------     ------
Net income (loss) attributable to common shareholders....   $ 17.3     $(125.9)
                                                            =======    ========


Average common shares outstanding (millions)............     742.5       123.4

Earnings (loss) per share:
   Continuing operations................................    $  --        $(0.34)
   Discontinued operations..............................      0.02        (0.68)
                                                            -------      ------
                                                            $ 0.02       $(1.02)
                                                            =======      ======


                             See accompanying notes

                             REPAP ENTERPRISES INC.
                  CONDENSED CONSOLIDATED INTERIM STATEMENTS OF
                     CHANGES IN FINANCIAL POSITION (NOTE 1)
                                   (Unaudited)
                              (dollars in millions)

                                                                THREE MONTHS
                                                               ENDED MARCH 31
                                                              ----------------
                                                              1998        1997
                                                              ----        ----

OPERATING ACTIVITIES
Income (loss) from continuing operations..................  $  0.8      $(37.1)
Add items not affecting cash:
  Depreciation and amortization...........................    16.1        12.2
  Effects of currency hedging.............................     1.2         1.2
  Other...................................................    (1.7)        0.2
                                                            -------      ------
    Cash flow before net changes in non-cash
     working capital......................................    16.4       (23.5)
  Non-cash working capital changes........................    22.8        19.1
                                                            -------      ------
    Cash provided by (used in) continuing
     operations...........................................    39.2        (4.4)
                                                            -------      ------

INVESTING ACTIVITIES
  Additions to fixed assets...............................    (2.7)       (0.6)
  Deferred charges and other assets.......................     2.7        (0.2)
                                                            -------      ------
    Cash used in investing activities.....................      --        (0.8)
                                                            -------      ------

FINANCING ACTIVITIES
  Additions to debt.......................................     5.4        19.1
  Repayment of debt.......................................   (24.2)       (7.5)
  Revolving credit facility, net change...................   (16.0)       (5.3)
  Other...................................................     0.5         0.1
                                                            -------      ------
    Cash provided by (used in) financing activities.......   (34.3)        6.4
                                                            -------      ------
    Cash (used in) discontinued operations:                  (21.5)       (3.8)
                                                            -------      ------
  Net decrease in cash....................................   (16.6)       (2.6)
  Cash position, beginning of period......................    43.3        23.5
                                                            -------      ------
  Cash position, end of period............................   $26.7       $20.9
                                                            =======      ======


Cash position is represented by cash and short-term deposits.

                             See accompanying notes

                             REPAP ENTERPRISES INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1998
                              (dollars in millions)

1.   FINANCIAL STATEMENT PRESENTATION

         These condensed consolidated interim financial statements of Repap Enterprises have been prepared by management in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). These condensed consolidated interim financial statements are the responsibility of management and, in its opinion, include all the adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the interim periods presented.

         Reference is made to the Notes to the Consolidated Financial Statements which appear in the Repap Enterprises 1997 Consolidated Financial Statements (the "1997 Consolidated Financial Statements"), including Note 1 on "Financial Statement Presentation", as contained in Repap Enterprises' Form 10-K for the year ended December 31, 1997 which has previously been filed with the United States Securities and Exchange Commission ("SEC"). The significant accounting policies disclosed therein apply to these condensed consolidated interim financial statements.

         As further described in Note 3, the accounting policies followed by Repap Enterprises differ in certain respects from those that would have been followed had these condensed consolidated interim financial statements been prepared in conformity with the accounting principles generally accepted in the United States ("US GAAP") and the accounting principles and practices required by the SEC.

         Basis of financial statement presentation and going concern assumption

         These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. Repap Enterprises' ability to continue as a going concern is dependent upon its ability to refinance maturing debt obligations, achieve profitable operations and generate positive cash-flow on a sustained basis (See Note 1 to the 1997 Consolidated Financial Statements). The outcome of these matters cannot be predicted at this time. These condensed consolidated interim financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should Repap Enterprises be unable to continue in business.

2.   INVENTORIES


                                                 UNAUDITED
                                                  MARCH 31,        DECEMBER 31,
                                                    1998               1997
                                                 ----------        ------------

Raw materials and supplies...................     $ 48.6            $ 45.7
Work in process..............................        0.8               1.0
Finished goods...............................       25.4              19.2
                                                  ------            ------
                                                  $ 74.8            $ 65.9
                                                  ======            ======

         Raw materials include chemicals, chips and logs used in the production of pulp, paper, and lumber. Work in process and finished goods include pulp, paper and lumber.

3.   GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES

         The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in Canada. The following summary sets out the material adjustments to Repap Enterprises' reported net income (loss) which would be made in order to conform with accounting principles generally accepted in the United States and the accounting principles and practices required by the SEC. For information on the nature of these adjustments, refer to Note 23 of Repap Enterprises' 1997 Consolidated Financial Statements.


                                                                 UNAUDITED
                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
STATEMENT OF OPERATIONS COMPONENTS:                         -------------------
Income (loss) from continuing operations                      1998       1997
before provision for accretion in paid-in                    -----      -----
capital in accordance with Canadian GAAP..................  $  0.8    $ (37.1)
Earnings adjustments:
Add (deduct):
  Reversal of revenue-stream hedge........................     1.2        4.2
  Unrealized gain (loss) on translation of long-term debt.    12.4      (27.5)
  Interest expense on convertible debentures..............    (1.6)      (5.0)
  Reversal of amortization of investment tax credits......      --       (1.3)
                                                             ------     ------
Income (loss) from continuing operations in accordance
with US GAAP..............................................    12.8      (66.7)
Income (loss) from discontinued operations in accordance
with US GAAP..............................................     1.3       (30.5)
                                                             ------     ------
Net income (loss).........................................  $ 14.1      $(97.2)
                                                            =======     ======

         Under US GAAP, amounts that remain contingently payable to the Province of New Brunswick as described in Note 4 should continue to be recorded as liabilities until the related contingencies are resolved. As a result, the gain on settlement of debt included in discontinued operations is restricted to the amount by which the carrying value of the debt exceeds the total amount contingently payable.


                                          UNAUDITED
                                            1998                    1997
                                         IN ACCORDANCE          IN ACCORDANCE
                                         WITH GAAP IN            WITH GAAP IN
                                       ----------------       ----------------
                                      Canada       U.S.       Canada      U.S.
                                      ------       ----       ------      ----
Balance Sheet components:
Other assets........................  $135.6    $ 54.5        $148.4    $ 53.8
Investment tax credits recoverable..     0.3        --          35.5        --
Current portion of long-term debt
and repayable grants................    37.1      35.5          75.7      72.4
Convertible debentures..............      --      75.0            --      75.0
Long-term portion of repayable grants
and other liabilities...............    22.9      39.7          23.8      23.8
Investment tax credits..............   112.0     145.7         148.0     146.2
Shareholders' equity (deficiency)...   (15.9)   (189.0)        (17.3)   (217.3)


4.   DISPOSAL OF ALCELL FOREST PRODUCTS INC.

         On February 20, 1998, Repap Enterprises concluded a Share Purchase Agreement with AV Cell Inc. ("AV Cell"), a non-related party, for the sale to AV Cell of all of the shares of Alcell Forest Products Inc. ("AFPI") which owns a magnefite mill located in Atholville, New Brunswick. In conjunction with the sale of AFPI, Repap Enterprises has agreed to settle the $37 million secured bank loan of AFPI previously guaranteed by the Province of New Brunswick for AFPI in order to assist AFPI with its activities in developing the magnefite mill, and guaranteed to the Province of New Brunswick by Repap Enterprises, with a cash payment of $12 million to the bank. The balance of $25 million was paid to the lender by the Province of New Brunswick under its guarantee. The $25 million which was then due to the Province of New Brunswick by Repap Enterprises under its guarantee was satisfied with a fifteen year $5 million 6.75% promissory note (the "Note") from Repap Enterprises to the Province of New Brunswick and the transfer of the 10,000, $10 million par value class B Preferred Shares (the "Shares") of AV Cell received for the sale of AFPI. Accordingly, the Company recorded a gain of $20 million on the settlement of this debt and related government assistance, which has been reflected in income
(loss) from discontinued operations. In management's opinion, it is unlikely that material amounts will be required to be paid under the contingent interest, dividend and share repurchase arrangements described below.

         The Note is repayable in 2013. Early repayments of one tenth of the principal amount of the Note are required in years following the tenth anniversary of the note in which year the average Northern bleached softwood kraft pulp ("NBSK") price is equal to or in excess of US$900 per metric ton during the four consecutive calendar quarters in that year. Interest on the Note shall accrue and be payable only in calendar quarters in which the average NBSK price for the two previous consecutive quarters is in excess of US$750 per metric ton.

         The Shares carry a non-cumulative quarterly dividend at a rate of up to 1.6875% payable by AV Cell only if the price of NBSK pulp is at or above US$900 per metric ton for 3 consecutive quarters. The Shares are redeemable at par by AV Cell at any time and there is a retraction privilege exercisable by the Province of New Brunswick on the fifteenth anniversary. The redemption or retraction can be paid in either cash or AV Cell common shares, at the lower of book or market value. Repap Enterprises is obliged to make payments to the Province of New Brunswick equal to the quarterly dividend otherwise due on the Shares provided that the average NBSK price is greater than US $750 per metric ton for the the two previous consecutive quarters and less than US$900 per metric ton for the three previous consecutive quarters in constant dollar terms.

         Repap Enterprises will purchase from the Government of New Brunswick 1,000 Shares for $1,000 in each of the years following the tenth anniversary but prior to the fifteenth anniversary for each of the years in which the average NBSK price is equal to or greater than US$900 per metric ton for each of the calendar quarters in constant dollar terms in that year less the amount of Shares redeemed by AV Cell in that year.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the first quarter of 1998

         Repap Enterprises Inc. recorded net income of $17.3 million ($0.02 per share) compared with a loss of $125.9 million ($1.02 per share) in the first quarter of 1997. Net income in the first quarter of 1998 included a net gain from discontinued operations of $18.1 million while the first quarter of 1997 included a loss from discontinued operations of $83.8 million.

         Excluding discontinued operations, Repap Enterprises' net loss from continuing operations attributable to common shareholders was $0.8 million compared with a net loss from continuing operations in the first quarter of $42.1 million in 1997.

         The first quarter of 1998 included net income from discontinued operations of $18.1 million, reflecting mainly the net gain on the sale of its Atholville magnefite pulp operations which was completed in February 1998. During this first quarter of 1997, a net loss of $83.8 million from discontinued operations was recorded, reflecting mainly operating losses incurred during that period related to discontinued operations.

         Revenues from continuing operations for the first quarter of 1998 increased by $22.4 million to $163.3 million, or 16% from revenues of $140.9 million in the first quarter of 1997. Revenues from coated paper were $148.3 million, up $35.7 million or 32% over the first quarter of 1997, reflecting mainly the impact of favorable increased pricing ($30.3 million) and shipments ($3.5 million). Pulp revenues for the first quarter of 1998 were $9.9 million, down by $12.2 million from the first quarter of 1997. The reduction in revenues from the first quarter of 1997 reflects mainly the unfavorable impact of lower shipments ($11.3 million) while pricing was essentially the same.

         Revenues from lumber were $5.2 million in the first quarter of 1998 compared with $6.3 million in the corresponding quarter of 1997, reflecting slightly lower prices ($0.5 million) and shipments ($0.6 million).

         Cost of sales decreased $13.8 million to $95.0 million in the first quarter of 1998 from $108.8 million in the first quarter of 1997. The decrease in cost of sales reflects primarily the impact of lower shipments of pulp ($10.4 million), offset partly by higher shipments of coated paper ($2.0 million). Productivity and cost improved by approximately $5.4 million.

         Selling, general and administrative expenses decreased by $1.7 million to $7.9 million in the first quarter of 1998 from $9.6 million in the first quarter of 1997, reflecting mainly the benefits of on-going cost reduction efforts.

         Repap Enterprises' operating profit before depreciation and amortization and before non-cash currency hedging adjustments ("EBITDA") increased by $38.7 million to $45.2 million in the first quarter of 1998 from $6.5 million in the first quarter of 1997. This significant improvement in EBITDA is due primarily to higher prices and shipments for coated paper and lower administrative costs.

         Depreciation and amortization increased by $3.9 million to $16.1 million in the first quarter of 1998 from $12.2 million in the corresponding quarter of 1997. The increase is due primarily to higher amortization of deferred foreign exchange losses on long-term debt ($3.0 million) and higher amortization costs resulting from the write-off on the balance sheet of deferral investment tax ($1.4 million).

         Interest expense in the first quarter of 1998 decreased by $3.4 million to $26.5 million from $29.9 million in the first quarter of 1997, reflecting lower borrowing at the holding company level. The provision for accretion in paid-in capital decreased by $3.4 million to $1.6 million in the first quarter of 1998 from $5.0 million in the same quarter of 1997. The reduction reflects lower interest related to convertible debentures as US$130 million in debentures matured in August 1997 and were converted into common shares of Repap Enterprises at that time.

Liquidity and Capital Resources

         Repap Enterprises generated $16.4 million in cash from operations in the first quarter of 1998 compared to a cash utilization of $23.5 million in the same quarter of 1997, while non-cash working capital changes were $22.8 million compared with $19.1 million in 1997. The cash generated from operations in the quarter was used primarily to finance capital expenditures of $2.7 million and to reduce amounts outstanding under the revolving credit facility by $16 million. At March 31, 1998, borrowings under revolving credit facility of Repap New

Brunswick Inc., a wholly owned subsidiary of Repap Enterprises ("Repap NB"), totaled $80.7 million and unutilized availability was $26.0 million.

         Repap Enterprises also had cash on hand of $26.7 million at March 31, 1998.

Sale of Atholville Magnefite Pulp Mill

         In February 1998, Repap Enterprises completed the sale of its Atholville mill to AV Cell Inc., a joint venture between Tembec Inc. and the Birla Group of India for a consideration of $10 million in preferred shares of AV Cell. Ownership of the preferred shares was transferred to the Province of New Brunswick ("The Province"). These shares, along with a cash payment by Repap Enterprises to The Province of $12 million and the assumption by Repap Enterprises of a fifteen year 6 3/4% Promissory Note of $5 million to The Province, settled a $37 million outstanding loan of Atholville, guaranteed by The Province with recourse to Repap Enterprises.

Recapitalization Program

         Repap Enterprises announced on April 23, 1998 a major recapitalization program aimed at extending debt maturities, increasing financial flexibility and streamlining the corporate structure. The program, which is expected to be completed in the first half of 1998, includes the following elements:

1. A commitment by Enron Capital & Trade Resources Corp. ("ECT"), a subsidiary of Enron Corp., to make a private investment of US$45 million in new Convertible Subordinated Debentures at the Repap Enterprises holding company level, subject to entering into definitive agreements and other conditions. These 6% Convertible Subordinated Debentures will mature in June 2005 and will be convertible into Repap Enterprises common stock at US$0.35 per share (approximately C$0.50 per share).

      Repap Enterprises will use the proceeds of this issue, along with cash on hand, to redeem, at par value, its outstanding C$75 million, 9% Convertible Subordinated Debentures maturing June 30, 1998.

2. In connection with ECT's investment, Repap NB and ECT will enter into a five-year Energy Advisory Services Agreement to maximize Repap NB's energy flexibility and reduce its energy-related costs and risk exposures. In addition, Repap NB and ECT will enter into a Product Price Risk Management Program to manage its exposure to product price volatility.

3. Repap Enterprises also intends to pursue a refinancing of Repap NB's outstanding US$150 million First Priority Senior Secured Floating Rate Notes and US$150 million First Priority Fixed Senior Secured Rate Notes, each maturing in 2000. In connection with the refinancing, Repap NB is conducting a tender offer and consent solicitation for the First Priority Notes that will be managed by Credit Suisse First Boston. This refinancing is expected to be funded by a private placement of two series of Notes similar to the Notes being repaid but with a maturity date of 2004, thereby increasing financial flexibility. As of May 11, 1998, the Company had essentially completed its tender offer of the First Priority Senior Secured Notes. The timing and terms of the refinancing are subject to market conditions and other factors.

4. Finally, Repap Enterprises will amalgamate with Repap NB. This amalgamation will significantly streamline the corporate legal, accounting and tax structures while enhancing financial flexibility. The amalgamation is expected to become effective January 1, 1999. The amalgamation does not require shareholders' approval and all required lender approvals and consents have been obtained.

Outlook

         Pulp markets were weak in the first quarter as was pricing. Significant downtime by major producers has resulted in a decrease in NORSCAN inventories and a recent US$60 per metric ton price increase for June 1998 has been announced by several large producers of northern bleached softwood kraft pulp; there can be no assurance that the price increase will be implemented or maintained.

         The markets for lightweight coated paper were solid in the first quarter. Advertising pages were up over 1997 as were catalog mailings and commercial printing. The US$60 per ton coated paper price increase was successfully implemented in January.

         As Repap Enterprises begins to move in to the seasonally strong second and third quarters, its inventories of coated paper are at a low level of approximately 18,700 tons and its backlog of orders is out six weeks. This, along with an expected strong catalog season and continued solid economic growth, bodes well for Repap Enterprises' coated paper business.


US GAAP Reconciliation

      The Consolidated Interim Financial Statements of the Company included in this quarterly report have been prepared in accordance with Canadian GAAP. See
Note 3 to the Company's Consolidated Interim Financial Statements for a discussion of the significant differences between US GAAP and Canadian GAAP relevant to the Company.

Forward-looking Information

      Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performances and underlying assumptions and other statements which are other than statements of historical facts, are "forward-looking statements" within the meaning of the federal securities laws. Although Repap Enterprises believes that the expectations reflected in these statements are reasonable, there can be no assurance that these expectations will prove to have been correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements: industry cyclicality; competition; provincial and federal regulatory developments, especially environmental regulations; new provincial or federal legislation; national or regional economic conditions; Repap Enterprises' profitability and liquidity; exchange rate fluctuations; and Repap Enterprises' commitments and liabilities. Any such forward-looking statements should be considered in light of such important factors and in conjunction with Repap Enterprises' other documents on file with the SEC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         N/A

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no material legal proceedings and there are no proceedings under any environmental protection laws, which are pending or, to the Company's knowledge, threatened, against the Company.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         No material changes to the constituent instruments defining the rights of the holders of any class of registered securities have been made during the first quarter of 1998.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         No material defaults upon senior securities have been made during the first quarter of 1998.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the first quarter of fiscal 1998.


ITEM 5.  OTHER INFORMATION.

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a) Exhibits.
               No.          Description
            --------        -----------

               11           Statement re Computation of per Share Earnings.
               27           Financial Data Schedule.

         b) Reports on Form 8-K.

               No Current Report on Form 8-K was filed by the Registrant during the first quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   Repap Enterprises Inc.
                                               --------------------------------
                                                        (Registrant)




Date:  May 15, 1998                             /s/ Terry W. McBride
                                               --------------------------------
                                               Terry W. McBride
                                               Vice President & General Counsel



Date:  May 15, 1998                            /s/ Michelle A. Cormier
                                               --------------------------------
                                               Michelle A. Cormier
                                               Vice President - Financing