Form 10-Q
period 1998-06-30
REPAP ENTERPRISES INC
filed 1998-08-17
CIK 823534

             FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          (As last amended in Exch Act Rel No. 312905, eff. 4/26/93.)

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998.
                               -------------


                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
                               --------------------    --------------------
(Amended by Exch Act Rel No. 312905. eff 4/26/93.)

Commission File Number:      0-16289      .
                        -----------------

                             Repap Enterprises Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Canada                                  98-0178526
-------------------------------------   ---------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

    300 Atlantic Street, Suite 200                  Stamford, CT, 06901
-------------------------------------------------------------------------------
(Address of principal executive offices)          (City, State, Zip Code)

                                  203 964-6160
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   [X]Yes      [ ]No

743,460,637 shares of the registrant's Common Stock, no par value, were outstanding as of the close of business on June 30, 1998.

                             REPAP ENTERPRISES INC.

                                     INDEX

EXCHANGE RATES

PART I - FINANCIAL INFORMATION

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Item 2. Changes in Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

SIGNATURES

                                 EXCHANGE RATES

Repap Enterprises Inc. (the "Company") publishes its consolidated financial statements in Canadian dollars. In this quarterly report, unless otherwise specified or the context otherwise requires, all dollar amounts are expressed in Canadian dollars ("$", "C$", "dollars, or "Cdn. dollars").

The following table sets forth the exchange rates to the Canadian dollar to the U.S. dollar at the end of the year ended December 31, 1998 and the end of the six months ended June 30, 1998 and 1997 (such rates, which are expressed in dollars, being the noon buying rates in New York City for cable transfer in U.S. dollars as certified for customs purposes by the Federal Reserve Bank of New
York). On June 30, 1998, US$1.00 equaled C$1.4717.


                                   Six Months
                                 Ended June 30,       Year Ended
                              --------------------   December 31,
                                 1998      1997         1997
                              ---------- ---------   ------------
                                         (C$ per US$)
High..........................  1.4075    1.3357        1.3357
Low...........................  1.4710    1.3995        1.4398
Average(1)....................  1.4386    1.3732        1.3849
At End of Period(2)...........  1.4717    1.3810        1.4288

---------------------
(1) The average of the daily buying rates during the applicable period.
(2) Noon buying rate on last banking day.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                            REPAP ENTERPRISES INC.
                     Incorporated under the laws of Canada

                CONSOLIDATED INTERIM BALANCE SHEET (SEE NOTE 1)
                        (Unaudited as at June 30, 1998)
                             (dollars in millions)

                                               June 30,      December 31,
                                                 1998           1997
                                                ------         ------
ASSETS
Current assets
Cash and short term deposits...............   $    8.6         $   43.3
Accounts receivable........................       72.3             79.9
Inventories................................       64.4             65.9
                                              --------         --------
                                                 145.3            189.1
                                              --------         --------
Fixed assets, net..........................      992.3          1,008.7
Investment tax credits receivable..........        0.3             35.5
Investments................................       16.2             16.2
Other assets...............................      159.7            148.4
                                              --------         --------
                                              $1,313.8         $1,397.9
                                              ========         ========
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities...   $  110.8         $  129.0
Current portion of long-term debt
  and repayable grants.....................        7.4             75.7
Revolving credit facility..................         --             97.5
                                              --------         --------
                                                 118.2            302.2
                                              --------         --------
Revolving credit facility..................       88.3               --
Long-term debt.............................    1,042.6            901.3
Repayable grants and other liabilities.....       22.3             25.6
                                              --------         --------
                                               1,271.4          1,229.1
                                              --------         --------
CAPITAL SOURCES
Non-controlling interest...................         --             14.3
Investment tax credits.....................      110.8            148.0
Grants--non-repayable......................       23.3             23.8
                                              --------         --------
                                                 134.1            186.1
                                              --------         --------
SHAREHOLDERS' EQUITY (DEFICIENCY)
Preferred shares...........................       16.0             16.0
Common shares..............................      640.3            640.4
Deficit....................................     (763.1)          (745.3)
Other paid-in capital......................       15.2             71.7
Translation adjustment.....................       (0.1)            (0.1)
                                              --------         --------
                                                 (91.7)           (17.3)
                                              --------         --------
                                              $1,313.8         $1,397.9
                                              ========         ========

                            See accompanying notes

                            REPAP ENTERPRISES INC.
                     Incorporated under the laws of Canada

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (SEE NOTE 1)
                                  (Unaudited)
                             (dollars in millions)


                                                                  Second                       Six months
                                                                  Quarter                     ended June 30,
                                                           --------------------          ------------------------
                                                            1998           1997            1998            1997
                                                            ----           ----            ----            ----
Revenues from continuing operations.....................   $168.8         $149.3          $332.1          $ 290.2
Effects of currency hedging.............................      1.7            1.7             2.9              2.9
                                                          -------        -------         -------          -------
Net revenues............................................    167.1          147.6           329.2            287.3
                                                          -------        -------         -------          -------
 Net sales from continuing operations..................     151.2          133.7           298.1            257.4
 Cost of sales before depreciation
 and amortization......................................      99.4          102.7           194.4            211.5
Selling, administrative and
 research expenses.....................................       8.6           10.5            16.5             20.1

Depreciation and amortization...........................     15.0           14.6            31.1             26.8
                                                          -------        -------         -------          -------
Operating profit (loss).................................     28.2            5.9            56.1             (1.0)
Interest expense........................................     27.0           31.5            53.5             61.4
Miscellaneous (income) expenses.........................      1.8            0.2             1.6             (0.2)
                                                          -------        -------         -------          -------
Income (loss) before the undernoted.....................     (0.6)         (25.8)            1.0            (62.2)

Provision for income taxes..............................      0.5            0.5             1.3              1.2
                                                          -------        -------         -------          -------
Income (loss) from continuing operations................     (1.1)         (26.3)           (0.3)           (63.4)

Unusual charges.........................................     46.3             --            46.3               --

Income (loss) from discontinued operations..............     (0.3)         (20.8)           17.8           (104.6)
                                                          -------        -------         -------          -------
Net income (loss).......................................    (47.7)         (47.1)          (28.8)          (168.0)
Provision for accretion of other paid-in capital........      1.3            5.1             2.9             10.1
                                                          -------        -------         -------          -------
Net income (loss) attributable to common shareholders...  $ (49.0)       $ (52.2)        $ (31.7)         $(178.1)

Average common shares outstanding (millions)............    742.5          123.4           742.5            123.4(

Loss) per share:
   Continuing operations................................  $ (0.07)       $ (0.25)        $ (0.07)         $ (0.60)
   Discontinued operations..............................       --          (0.17)           0.02            (0.84)
                                                          -------        -------         -------          -------
     Total..............................................  $ (0.07)       $ (0.42)        $ (0.05)         $ (1.44)
                                                          =======        =======         =======          =======

                             See accompanying notes

                            REPAP ENTERPRISES INC.
                     Incorporated under the laws of Canada

           CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                                 (SEE NOTE 1)
                                  (Unaudited)
                             (dollars in millions)

                                                  Second              Six months
                                                  Quarter           ended June 30,
                                              ----------------     -----------------
                                                 1998     1997       1998      1997
                                                 ----     ----       ----      ----
OPERATING ACTIVITIES
Loss from continuing operations.............  $ (47.4)   $(26.3)   $ (46.6)   $(63.4)
Add items not affecting cash:
  Depreciation and amortization.............     15.0      14.6       31.2      26.8
  Effects of currency hedging...............      1.7       1.7        2.9       2.9
  Other.....................................     48.7       0.1       47.0       0.2
                                              -------    ------    -------     -----
    Cash flow before net changes in
    non-cash working capital................     18.0      (9.9)      34.5     (33.5)
   Non-cash working capital changes.........     (4.2)     26.1      (20.0)     45.1
                                              -------    ------    -------     -----
    Cash provided by continuing
    operations..............................     13.8      16.2       14.5      11.6
                                              -------    ------    -------     -----
INVESTING ACTIVITIES
   Additions to fixed assets................     (5.5)     (2.1)      (8.2)     (2.7)
   Deferred charges and other assets........    (20.9)     (2.1)     (18.2)     (2.2)
                                              -------    ------    -------     -----
   Cash used in investing activities........    (26.4)     (4.2)     (26.4)     (4.9)
                                              -------    ------    -------     -----
FINANCING ACTIVITIES
   Additions to debt........................    516.4      33.7      521.8      52.8
   Repayment of debt........................   (434.4)     (3.4)    (458.7)    (10.9)
   Redemption of debentures.................    (75.0)       --      (75.0)       --
   Revolving credit facility, net change....      4.5     (12.2)     (11.4)    (17.5)
   Other....................................    (17.6)      0.3      (17.2)      0.4
                                              -------    ------    -------     -----
     Cash provided by (used in)
     financing activities...................     (6.1)     18.4      (40.5)     24.8
                                              -------    ------    -------     -----
     Cash provided by (used in)
     discontinued operations................      0.6     (34.3)      17.7     (38.1)
                                              -------    ------    -------     -----
Net decrease in cash........................    (18.1)     (3.9)     (34.7)     (6.6)
Cash position at beginning of period........     26.7      20.8       43.3      23.5
                                              -------    ------    -------     -----
Cash position at end of period..............  $   8.6    $ 16.9    $   8.6     $16.9
                                              =======    ======    =======     =====
Represented by:
Cash position and short-term deposits.......  $   8.6    $ 16.9    $   8.6     $16.9
                                              =======    ======    =======     =====

                            See accompanying notes

                             REPAP ENTERPRISES INC.
________________________________________________________________________________

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)
                             (DOLLARS IN MILLIONS)

1.    FINANCIAL STATEMENT PRESENTATION

     These condensed consolidated interim financial statements of Repap Enterprises Inc. ("Repap Enterprises") have been prepared by management in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). These condensed consolidated interim financial statements are the responsibility of management and, in its opinion, include all the adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the interim periods presented.

     Reference is made to the Notes to the Consolidated Financial Statements which appear in the Repap Enterprises 1997 Consolidated Financial Statements, including Note 1 on "Financial Statement Presentation". The significant accounting policies disclosed therein apply to these condensed consolidated interim financial statements.

     As further described in Note 3, the accounting policies followed by Repap Enterprises differ in certain respects from those that would have been followed had these condensed consolidated interim financial statements been prepared in conformity with the accounting principles generally accepted in the United States ("U.S. GAAP") and the accounting principles and practices required by the United States Securities and Exchange Commission ("SEC").

BASIS OF FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN ASSUMPTION

     These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. Repap Enterprises' ability to continue as a going concern is dependent upon its ability to achieve profitable operations and generate positive cash-flow on a sustained basis (See Note 1 to the 1997 Consolidated Financial Statements). The outcome of these matters cannot be predicted at this time. These condensed consolidated interim financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should Repap Enterprises be unable to continue in business.

2.   INVENTORIES

                                               June 30,      December 31,
                                                 1998           1997
                                                ------         ------

Raw materials and supplies..................   $ 38.5          $ 45.7
Work in process.............................      1.0             1.0
Finished goods..............................     24.9            19.2
                                               ------          ------
                                               $ 64.4          $ 65.9
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

                                                                   Six Months
                                                                     ended
Statement of Operations components:                                 June 30,
                                                                ----------------
                                                                1998       1997
                                                                -----     -----

Income (loss) from continuing operations before
provision for accretion in paid-in capital in accordance
with Canadian GAAP...........................................  $(46.6)   $(63.4)
EARNINGS ADJUSTMENTS:
ADD (DEDUCT):
     Reversal of revenue-stream hedge                             2.9       2.9
     Unrealized gain (loss) on translation of long-term debt..  (24.2)     (5.3)
     Interest expense on convertible debentures...............   (2.9)    (10.1)
     Reversal of amortization of investment tax credits.......     --      (2.6)
     Adjustments (net of applicable income taxes).............
     Cost of early redemption of long-term debt...............   46.3        --
                                                                -----     -----


Income (loss) from continuing operations before
extraordinary items in accordance with US GAAP............     (24.5)     (78.5)
                                                              --------   -------
Extraordinary items, net of related income taxes..........     (23.7)        --
Income (loss) from discontinued operations in accordance
with US GAAP..............................................      17.7      (38.0)
                                                              ------    -------
Net income (loss).........................................    $ 30.5    $(116.5)
                                                              ======    =======

   Under U.S. GAAP, amounts that remain contingently payable to the Province of New Brunswick as described in Note 4 of Repap Enterprises' 1997 Consolidated Financial Statements should continue to be recorded as liabilities until the related contingencies are resolved. As a result, the gain on settlement of debt included in discontinued operations is restricted to the amount by which the carrying value of the debt exceeds the total amount contingently payable.

                                                1998               1997
                                            In accordance      In accordance
                                            with GAAP in       with GAAP in
                                            ----------------------------------
                                            Canada    U.S.     Canada    U.S.
                                            ------   ------    ------   ------
Balance Sheet components:
Other assets..............................  $159.7   $ 71.2     $148.4  $ 53.8
Investment tax credits recoverable........     0.3       --       35.5      --
Current portion of long-term debt
and repayable grants......................     7.4      7.4       75.7    72.4
Convertible debentures....................      --     71.2         --    75.0
Long-term portion of repayable
grants and other liabilities                  22.3     39.1       25.6    25.6
Investment tax credits....................   110.8    144.2      148.0   146.2
Shareholders' equity (deficiency).........   (91.7)  (246.6)     (17.3)  (217.3)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FINANCIAL REVIEW (IN CANADIAN DOLLARS UNLESS OTHERWISE NOTED)

RESULTS OF OPERATIONS

Repap Enterprises Inc. reported results for the second quarter ended June 30, 1998. Including the losses from discontinued operations and unusual items, Repap recorded a loss of $49.0 million ($0.07 per share) compared with a loss of $52.2 million ($0.42 per share) in the second quarter of 1997.

Excluding discontinued operations and unusual items, Repap's loss from continuing operations was $2.4 million for the second quarter of 1998 compared with a loss from continuing operations of $31.4 million in the second quarter of 1997.

The second quarter of 1998 included a loss from discontinued operations of $0.3 million and a loss from unusual items of $46.3 million, reflecting one-time costs associated with the refinancing of Repap New Brunswick's US$300 million First Priority Senior Secured Notes due 2000 ("the Notes"). The unusual costs included the non-cash write-off of deferred foreign exchange losses and deferred financing costs ($28.3 million) and the costs of early redemption and certain consent payments ($18.0 million) related to the Notes. During this second quarter of 1997, a loss of $20.8 million from discontinued operations was recorded, reflecting mainly operating losses incurred during that period related to discontinued operations.

Revenues from continuing operations for the second quarter of 1998 were $168.8 million, up 13.1% from revenues of $149.3 million in the second quarter of 1997 and up 3.4% from revenues of $163.3 million in the first quarter of 1998.

[ ] Revenues from coated paper were $148.0 million, up $26.9 million or 22.2% over the second quarter of 1997 revenues of $121.1 million, reflecting mainly increased pricing, the benefit of a weaker Canadian dollar compared to the U.S. dollar, and to a lesser extent, increased shipments.

[ ] Revenues from pulp for the second quarter of 1998 were $14.7 million, down by $5.1 million or 25.8% from the second quarter of 1997 revenues of $19.8 million, reflecting lower shipments, while prices remained essentially flat.

[ ] Revenues from lumber were $6.1 million in the second quarter of 1998 compared to $8.4 million in the same period of 1997, a decrease of $2.3 million or 26.6%, reflecting lower pricing.

Cost of sales decreased by $3.3 million to $99.4 million in the second quarter of 1998 from $102.7 million in the second quarter of 1997. The decrease in cost of sales reflects primarily the impact of increased productivity and continuing reductions in costs.

Selling, general and administrative expenses decreased by $1.9 million to $8.6 million in the second quarter of 1998 from $10.5 million in the second quarter of 1997, reflecting mainly the benefits of downsizing of the corporate office and on-going cost reduction efforts.

Repap's operating profit from continuing operations, excluding non-cash hedged foreign exchange adjustments, ("EBITDA") was $44.9 million for the second quarter of 1998 compared to an EBITDA of $22.2 million in the second quarter of 1997 and to an EBITDA of $45.2 million in the first quarter of 1998. This significant improvement in EBITDA over the second quarter of 1997 is due primarily to higher prices and shipments for coated paper and lower administrative costs.

Depreciation and amortization increased by $0.5 million to $15.0 million in the second quarter of 1998 from $14.5 million in the corresponding quarter of 1997. The increase is due primarily to higher amortization of deferred foreign exchange losses on long-term debt.

Interest expense in the second quarter of 1998 decreased by $4.6 million to $27.0 million from $31.6 million in the second quarter of 1997, reflecting lower borrowings at the holding company level, offset in part by the effects of a weaker Canadian dollar. The provision for accretion in paid- in capital decreased by $3.8 million to $1.3 million in the second quarter of 1998 from $5.1 million in the same quarter of 1997. The reduction reflects the August 1997 conversion of convertible debentures into common shares of Repap.

Revenues for the six months ended June 30, 1998 were $332.1 million up 14.4% from the $290.2 million reported for the corresponding period in 1997, reflecting higher coated paper prices. EBITDA for the six months of 1998 was $90.1 million compared to $28.7 million for the same period in 1997. Repap recorded a loss of $31.7 million ($0.05 per share) in the first six months compared to a loss of $178.1 million ($1.44 per share) last year. Excluding discontinued operations and unusual charges, the loss for the first half of 1998 was $3.2 million compared to a loss of $73.5 million in the first half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Repap generated $18.0 million in cash from operations in the second quarter of 1998 compared to a cash utilization of $9.9 million in the same quarter of 1997, while non-cash working capital changes utilized cash of $4.2 million compared with a cash generation of $26.1 million in 1997. The cash generated from operations after working capital in the quarter was used primarily to finance capital expenditures of $5.5 million. Borrowings under the revolving credit facility increased by $4.5 million to cover certain fees related to the US$320 million refinancing. At June 30, 1998, borrowings under Repap New Brunswick's revolving credit facility totaled $88.3 million and unutilized availability was approximately $5.0 million.

Repap Enterprises also had cash on hand of $8.6 million at June 30, 1998 down from $26.7 million at March 31, 1998. Cash of $15 million was used during the quarter as part of the repayment of principal and accrued interest on the $75 million convertible debenture maturing June 30, 1998. In addition, $3 million was advanced to Repap New Brunswick for general liquidity purposes.

Although total available liquidity, including cash on hand, was $13.6 million at June 30, 1998, it is important to note that liquidity in the first half of the year was impacted by catch-up payments on payables and other liabilities totaling approximately $25.0 million. These payments are now behind us and liquidity in the second half of the year will not be impacted by such payments.

REFINANCING PROGRAM COMPLETED

During the second quarter of 1998, Repap completed a major recapitalization which included the following elements:

1. The issue by Repap Enterprises of US$45 million, 6%, Convertible Debentures due 2005 to Enron Capital and Trade Resources Corp. ("Enron"). The proceeds, along with cash on hand, were used to repay in full the $75 million, 9%, debentures maturing in June 1998.

2. Along with this investment, Repap New Brunswick entered into a product price hedging program with Enron designed to partially protect the company against the volatility of commodity prices.

     A five-year energy advisory agreement was also signed with Enron, whereby Enron will work with the operations to review and analyze all energy related activities and develop a cost savings program in which both Repap New Brunswick and Enron will share in any realized savings.

     Finally, Enron has also taken on the pulp marketing agency function for Repap New Brunswick and is responsible for the marketing, sales and customer service functions related to pulp.

3. During the second quarter, Repap New Brunswick successfully completed a US$320 million financing comprised of US$200 million, 9%, First Priority Fixed Rate Senior Secured Notes due 2004 and US$120 million Floating Rate Senior Secured Loans due 2004. The proceeds of the issue were used to repay or redeem the existing first priority fixed and floating rate notes due 2000, including premiums on redemption. The refinancing increased financial flexibility through the extension of maturity dates and elimination of mandatory fixed principal repayments, while maintaining flexibility in repayment of debt through the floating rate tranche. Repap New Brunswick also completed the renewal of a $120 million operating credit facility maturing in October 1999 and received consents to amalgamate with Repap Enterprises in January of 1999.

OUTLOOK

Pulp markets were weak in the second quarter as was pricing. Significant downtime by major producers has resulted in a decrease in NORSCAN inventories. The US$60 per metric ton price increase announced for June 1998 by producers of northern bleached softwood kraft pulp has not been fully implemented.

The markets for lightweight coated paper were solid in the second quarter; however, an attempt to raise prices 5% was unsuccessful.

Repap's inventory of coated paper was 20,300 tons at June 30, 1998, up slightly from 18,700 tons at March 31, 1998, but still well below the 57,000 ton peak reached in 1996.

Industry Mill inventories for coated groundwood paper have increased from December 31, 1997 through May 1998 by 65,000 tons to 169,000 tons, but are still below May 1997 levels by 13,000 tons. The same is true for reported consumer inventories as of the end of May, up by 15% since December 31, 1997 and 8% from 1 year ago.

While total inventories are well below earlier peaks, the rising trend through May is not favorable and bears close watching over the next few months.

Of the three major consumers of lightweight coated paper ("LWC"): magazines, catalogs and commercial printing, magazines continue as strong consumers of LWC with shipments up 13.5% for the first 5 months of 1998. Estimates for the second half remain good. The other two categories have been weaker and it would appear that grade substitution, rather than soft business conditions have affected these two areas.

It should also be noted that imports of coated paper continue to rise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        N/A

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        Except as herein disclosed, there are no material legal proceedings and there are no proceedings under any environmental protection laws, which are pending or, to the Company's knowledge, threatened, against the Company. The Company and its wholly owned subsidiary, Repap New Brunswick Inc. ("RNB") have been named Respondents in a petition filed in the Superior Court of Quebec by George S. Petty Management Ltd., George S. Petty Management II Ltd. and 1211421 Ontario Inc. Silverton International Fund Limited and Paloma Partners L.L.C. have been joined as "mis-en-cause". The Petitioners are the owners of all of REI's issued and outstanding Series C and Series F Preferred Shares and claim that the proposed amalgamation of the Company and RNB is oppressive, unfairly prejudicial and unfairly disregards the Petitioners as owners of those preferred shares. The Petitioners seek, among other things, an order requiring the Company and RNB to permanently terminate any proceedings with respect to the proposed amalgamation and an order Liquidating and dissolving the Company. The Company intends to defend the Petition. The matter is returnable on August 28, 1998 at which time a timetable for future steps in the litigation will be ordered.

Item 2. Changes in Securities and Use of Proceeds.
        No material changes to the constituent instruments defining the rights of the holders of any class of registered securities have been made during the second quarter of fiscal 1998.

Item 3. Defaults Upon Senior Securities.
        No material defaults upon senior securities have been made during the second quarter of fiscal 1998.

Item 4. Submission of Matters to a Vote of Security Holders.
        No matters were submitted to a vote of security holders during the second quarter of fiscal 1998.

Item 5. Other Information.
        Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

        a) Exhibits

|--------------------------|--------------------------------------------------|
|           No.            |                 Description                      |
|--------------------------|--------------------------------------------------|
|           11             |  Statement re Computation of per Share Earnings  |
|--------------------------|--------------------------------------------------|
|           27             |  Financial Data Schedule                         |
|--------------------------|--------------------------------------------------|

        b) Reports on Form 8-K.

        No Current Report on Form 8-K was filed by the Company during the second quarter of fiscal 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Repap Enterprises Inc.
                                        Registrant


_______________________                 /s/ Terry W. McBride
Date: August 13, 1998                   Terry W. McBride
                                        Vice President & General Counsel



_______________________                 /s/ Michelle A. Cormier
Date: August 13, 1998                   Michelle A. Cormier
                                        Vice President, Finance




Form 10Q.doc

                                 EXHIBIT INDEX

Exh. 11.1      Statement Re: Computation of per Share Earnings
Exh. 27.       Financial Data Schedule