Form 10-Q
period 1998-09-30
REPAP ENTERPRISES INC
filed 1998-11-10
CIK 823534

FORM 10-Q.-QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

   (As last amended in Exch Act Rel No. 312905, eff. 4/26/93.)

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
(Mark One)
[ X ]  Quarterly Report Pursuant to Section 13 or 15(d)  of   the
       Securities Exchange Act of 1934
       For the quarterly period ended Sept. 30, 1998.
                               or
[    ] Transition Report Pursuant to Section 13 or 15(d)  of  the
       Securities Exhange Act of 1934
       For the transition period from __________ to __________.
       (Amended by Exch Act Rel No. 312905.  eff 4/26/93.)

       Commission File Number:___0-16289____________________.
       __________________Repap Enterprises Inc._____________.
     (Exact name of registrant as specified in its charter)

       _______Canada__________        ______98-0178526     _
     (State or other jurisdiction          (I.R.S. Employer
     of incorporation or organization)    Identification No.)

     300  Atlantic  Street, Suite 200_______Stamford,  CT,  06901
     (Address of principal executive    (City, State, Zip Code)
               offices)

     __________________203 964-6160_____________________
     (Registrant's telephone number, including area code)

     ___________________________________________________
     (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [ X ]Yes       [    ]No

743,460,637 shares of the registrant's Common Stock, no par value, were outstanding as of the close of business on Sept. 30, 1998.



                               REPAP ENTERPRISES INC.
                                       INDEX

EXCHANGE RATES

PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Interim Balance Sheet
          Consolidated Interim Statements of Operations
          Condensed Consolidated Interim Statements of Changes in Financial Position
          Notes to Consolidated Interim Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

PART II.- OTHER INFORMATION

Item. 1   Legal Proceedings

Item. 2   Changes in Securities and Use of Proceeds

Item. 3   Defaults Upon Senior Securities

Item. 4   Submission of Matters to a Vote of Security Holders

Item. 5   Other Information

Item. 6   Exhibits and Reports on Form 8-K

SIGNATURES






                                  EXCHANGE RATES

Repap Enterprises Inc. (the "Company") publishes its consolidated financial statements in Canadian dollars. In this quarterly report, unless otherwise specified or the context otherwise requires, all dollar amounts are expressed in Canadian dollars ("$", "C$", "dollars", or "Cdn. dollars").

The following table sets forth the exchange rates to the Canadian dollar to the U.S. dollar at the end of the year ended December 31, 1998 and the end of nine months ended September 30, 1998 and 1997 (such rates, which are expressed in dollars, being the noon buying rates in New York City for cable transfer in U.S. dollars as certified for customs purposes by the Federal Reserve Bank of New York). On June 30, 1998, US$1.00 equaled C$1.5262.


                                     Nine Months        Year Ended
                                 Ended September 30,    December 31,
                                 1998         1997          1997
                                ------       ------     ------------
                                            (C$ per US$)
       High . . . . . . . . . . 1.5770       1.3955         1.3357
       Low. . . . . . . . . . . 1.4658       1.3690         1.4398
       Average (1). . . . . . . 1.4642       1.3772         1.3849
       At End of period (2) . . 1.5262       1.3824         1.4288

--------------------
(1)  The average of the daily buying rates during the applicable period.
(2)  Noon buying rate on last banking day.






PART I.   -    FINANCIAL INFORMATION

Item 1.   -    Financial Statements.

                     REPAP ENTERPRISES INC.
              Incorporated under the laws of Canada
         CONSOLIDATED INTERIM BALANCE SHEET (see Note 1)
              (unaudited as at September 30, 1998)
                      (dollars in millions)


                                                September       December
                                                30, 1998        31, 1997
     ASSETS
     Current assets
     Cash and short term deposits                 $   8.4       $   43.3
     Accounts receivable                             65.9           79.9
     Inventories                                     73.0           65.9
                                                    147.3          189.1
     Fixed assets, net                              984.0        1,008.7
     Investment tax credits receivable                0.3           35.5
     Investments                                     16.2           16.2
     Other assets                                   195.9          148.4
                                                 $1,343.7       $1,397.9
     LIABILITIES
     Current liabilities
     Accounts payable and accrued liabilities    $  147.5       $  129.0
     Current portion of long-term debt
       and repayable grants                           7.3           75.7
     Revolving credit facility                        0.0           97.5
                                                    154.8          302.2
     Revolving credit facility                       57.0            0.0
     Long-term debt                               1,085.6          901.3
     Repayable grants and other liabilities          17.2           25.6
                                                  1,314.6        1,229.1

     CAPITAL SOURCES
     Non-controlling interest                         0.0           14.3
     Investment tax credits                         109.8          148.0
     Grants-non-repayable                            23.0           23.8
                                                    132.8          186.1
     SHAREHOLDERS' DEFICIENCY
     Preferred shares                                16.0           16.0
     Common shares                                  640.4          640.4
     Deficit                                       (775.3)        (745.3)
     Other paid-in capital                           15.2           71.7
     Translation adjustment                           0.0           (0.1)
                                                   (103.7)         (17.3)
                                                 $1,343.7       $1,397.9

                            See accompanying notes



                             REPAP ENTERPRISES INC.
                    Incorporated under the laws of Canada

             CONSOLIDATED STATEMENTS OF OPERATIONS (see Note 1)
                                (unaudited)
                          (dollars in millions)

                                              Third         Nine Months Ended
                                             Quarter          September 30
                                           1998    1997      1998       1997
Revenues from continuing operations      $172.7   $154.4    $504.8    $444.6
Effects of currency hedging                 1.2     25.6       4.0      28.5
Net revenues                              171.5    128.8     500.8     416.1
Net sales from continuing operations      154.5    115.5     452.7     372.9

Cost of sales before depreciation and
 amortization                             101.2    100.7     295.7     312.2
Selling, administrative and research
 expenses                                  11.1     21.8      27.6      41.9
Depreciation and amortization              19.6     17.3      50.7      44.1
Operating profit (loss)                    22.6    (24.3)     78.7     (25.3)

Interest expense                           29.2     29.9      82.6      91.3
Miscellaneous (income) expenses             4.2     (1.3)      5.8      (1.5)
Income (loss) before the undernoted       (10.8)   (52.9)     (9.7)   (115.1)

Provision for income taxes                  0.8      0.1       2.1       1.3
Income (loss) from continuing operations  (11.6)   (53.0)    (11.8)   (116.4)

Unusual charges                             0.1      0.0      46.4       0.0
Income (loss) from discontinued
 operations                                (0.5)   121.0      17.2      16.4
Net income (loss)                         (12.2)    68.0     (41.0)   (100.0)

Provision for accretion of other paid-in
 capital                                    0.0      2.8       3.0      12.9
Net income (loss) attributable to common
 shareholders                            $(12.2)  $ 65.2    $(44.0)  $(112.9)

Average common shares outstanding
 (millions)                              742.5     527.1     742.5     259.5

(Loss) per share:
 Continuing operations                   $(0.02)   $(0.11)   $(0.08)   $(0.50)
 Discontinued operations                  (0.00)     0.23      0.02      0.06
               Total                     $(0.02)   $ 0.12    $(0.06)   $(0.44)

                         See accompanying notes



                     REPAP ENTERPRISES INC.
              Incorporated under the laws of Canada

  CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION (see
                        Note 1) (unaudited)
                       (dollars in millions)

                                                     Third     Nine Months Ended
                                                    Quarter       September 30
                                                 1998    1997    1998      1997
Operating activities:
  Loss from continuing operations              $(11.7) $(53.0) $(58.2)  $(116.4)

Add items not affecting cash:
 Depreciation and amortization                   19.6    17.3    50.7      44.1
 Effects of currency hedging                      1.2    25.6     4.0      28.5
 Other                                            0.4    (0.6)   47.5      (0.5)
Cash flow before net changes in non-cash
 working capital                                  9.5   (10.7)   44.0     (44.3)

Non-cash working capital changes                 34.7    (6.5)   14.7      38.7
Cash provided by continuing operations           44.2   (17.2)   58.7      (5.6)

Investing activities:
 Additions to fixed assets                       (4.2)   (4.6)  (12.4)     (7.3)
 Deferred charges and other assets               (4.6)    0.0   (22.8)     (2.2)
Cash used in investing activities                (8.8)   (4.6)  (35.2)     (9.5)

Financing activities:
 Additions to debt                                0.5    11.1   522.3      63.9
 Repayment of debt                               (1.6) (279.8) (460.3)   (290.7)
 Redemption of debentures                         0.0     0.0   (75.0)      0.0
 Revolving credit facility, net change          (34.1)   (4.6)  (45.5)    (22.1)
 Other                                            0.2     0.4   (17.0)      0.8
Cash provided by (used in)financing activities  (35.0) (272.9)  (75.5)   (248.1)

Cash provided by (used in) discontinued
 operations                                      (0.6)  304.3    17.1     266.2

Net decrease in cash                             (0.2)    9.6   (34.9)      3.0
Cash position at beginning of period              8.6    16.9    43.3      23.5
Cash position at end of period                  $ 8.4   $26.5   $ 8.4     $26.5

Represented by:
 Cash and short-term deposits                    $8.4   $26.5   $ 8.4     $26.5

                     See accompanying notes




                         REPAP ENTERPRISES INC.

           NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
             Nine months ended September 30, 1998 and 1997
                              (unaudited)
                         (dollars in millions)

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

   BASIS OF FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN ASSUMPTION

      These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. Repap Enterprises' ability to continue as a going concern is dependent upon its ability to achieve profitable operations and generate positive cash flow on a sustained basis (See
Note 1 to the 1997 Consolidated Financial Statements). The outcome of these matters cannot be predicted at this time. These condensed consolidated interim financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should Repap Enterprises be unable to continue in business.

2. INVENTORIES
                                               Unaudited
                                               Sept. 30,     December 31,
                                                 1998            1997
Raw materials and supplies. . . . . . . . . . .  $47.4        $  45.7
Work in process . . . . . . . . . . . . . . . .    0.9            1.0
Finished goods. . . . . . . . . . . . . . . . .   24.6           19.2
                                                 $72.9        $  65.9

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


                                                             Unaudited
                                                         Nine Months Ended
Statement of Operations components:                         September 30,
                                                            1998    1997
Income(loss)from continuing operations before provision
for accretion in paid-in capital in accordance with
Canadian GAAP.                                             $(41.0) $(100.0)
Earnings adjustments:
Add (deduct):
  Reversal of revenue-stream hedge                            4.0     28.5
  Unrealized gain (loss) on translation of long-term debt   (37.3)    (5.1)
  Interest expense on convertible debentures                 (2.5)   (12.9)
  Reversal of amortization of investment tax credits          0.0     (4.0)
  Adjustments (net of applicable income taxes) Cost of
   early redemption of long-term debt                        46.4      0.0
Income (loss) from continuing operations before
extraordinary items in accordance with US GAAP.             (30.4)   (93.5)
Extraordinary items, net of related income taxes            (23.8)     0.0
Income(loss)from discontinued operations in accordance
with US GAAP                                                  0.0     54.5
Net income (loss)                                          $(54.2)  $(39.0)


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

                                                   Unaudited
                                              1998           1997
                                         In accordance   In accordance
                                         with GAAP in    with GAAP in
                                         Canada   U.S.   Canada     U.S
Balance Sheet components:
Other assets                            $160.3   $56.3   $148.4   $53.8
Investment tax credits recoverable         0.4     0.0     35.5     0.0
Current portion of long-term debt
 and repayable grants                      7.3     7.3     75.7    72.4
Convertible debentures                     0.0    68.6      0.0    75.0
Long term portion of repayable grants
 and other liabilities                    21.7    39.5     25.6    25.6
Investment tax credits                   109.9   143.2    148.0   146.2
Shareholders' (deficiency)              (103.7) (274.2)   (17.3) (217.3)




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FINANCIAL REVIEW (IN CANADIAN DOLLARS UNLESS OTHERWISE NOTED)

RESULTS OF OPERATIONS

Repap Enterprises Inc., for the third quarter ended September 30, 1998, recorded a loss of $12.2 million ($0.02 per share) compared with a net income of $65.2 million ($0.12 per share) in the third quarter of 1997. The third quarter of 1998 included a loss from discontinued operations of $0.5 million compared to a net gain from discontinued operations of $121.0 million in the third quarter of 1997, reflecting mainly the gain on the sale of Repap USA and Repap Manitoba Inc.

Excluding discontinued operations, Repap's loss from continuing operations was $11.6 million for the third quarter of 1998 compared with a loss from continuing operations of $55.8 million in the third quarter of 1997.

Shipments in the Company's three product lines were as follows:

                                                      Nine Months Ended
                                    Third Quarter        September 30
                                    1998     1997       1998      1997
Coated paper (000 tons)              117      113        342       332
Kraft pulp (000 metric tons)          16       21         49        79
Lumber (mmfbm)                        13       13         41        44

Revenues from continuing operations for the third quarter of 1998 were $172.7 million, up 12% from revenues of $154.4 million in the third quarter of 1997 and up 2% from revenues of $168.8 million in the second quarter of 1998.

[] Revenues from coated paper were $156.3 million, up $24.5 million or 19% over the third quarter of 1997 revenues of $131.8 million, reflecting mainly increased pricing, the benefit of a weaker Canadian dollar compared to the U.S. dollar, and to a lesser extent, increased shipments.

[] Revenues from pulp for the third quarter of 1998 were $11.0 million, down by $5.6 million or 34% from the third quarter of 1997 revenues of $16.6 million, reflecting lower shipments and prices.

[] Revenues from lumber were $5.4 million in the third quarter of 1998, essentially flat with revenues of $6.0 million in the same period of 1997.

Cost of sales were essentially flat at $101.2 million in the third quarter of 1998 compared to $100.7 million in the third quarter of 1997. The modest $0.5 million increase reflects primarily the impact of increased shipments of paper and higher raw material costs due to a weaker Canadian dollar, offset in part by the benefit of increased productivity in the paper operations.

Selling, general and administrative expenses were cut in half, decreasing by $10.7 million to $11.1 million in the third quarter of 1998 from $21.8 million in the third quarter of 1997, reflecting mainly the benefits of downsizing of the corporate office.

Repap's operating profit from continuing operations, excluding non-cash hedged foreign exchange adjustments, ("EBITDA") was $43.4 million for the third quarter of 1998 compared to an EBITDA of $18.6 million in the third quarter of 1997 and to an EBITDA of $44.9 million in the second quarter of 1998. This significant improvement in EBITDA over the third quarter of 1997 is due primarily to higher prices and shipments for coated paper, lower administrative costs and improved productivity, offset in part by lower pricing and shipments of kraft pulp.

Depreciation and amortization increased by $2.3 million to $19.6 million in the third quarter of 1998 from $17.3 million in the corresponding quarter of 1997. The increase is due primarily to higher amortization of deferred foreign exchange losses on long-term debt.

Interest expense in the third quarter of 1998 was $29.2 million compared to $29.9 million in the third quarter of 1997, reflecting lower borrowings at the holding company level, offset in part by the effects of a weaker Canadian dollar.

Revenues for the nine months ended September 30, 1998 were $504.8 million up 14% from the $444.6 million reported for the corresponding period in 1997, reflecting higher coated paper prices and shipments and a weaker Canadian dollar. EBITDA for the nine months of 1998 was $133.4 million compared to $47.3 million for the same period in 1997. Repap recorded a loss of $44.0 million ($0.06 per share) in the first nine months compared to a loss of $112.9 million ($0.44 per share)last year. Excluding discontinued operations and unusual charges, the loss for the first nine months of 1998 was $14.8 million compared to a loss of $129.3 million in the first nine months of 1997. Unusual charges of $46.4 million related to costs associated with the US$320 million refinancing of Repap New Brunswick Inc.'s First Priority Senior Secured Notes during the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Repap generated $9.5 million in cash from operations in the third quarter of 1998 compared to a cash utilization of $10.7 million in the same quarter of 1997. Non-cash working capital changes generated cash of $34.7 million compared with a cash utilization of $6.5 million in 1997. The cash generated from operations after working capital in the quarter was used primarily to finance capital expenditures of $4.2 million and to reduce borrowings under the revolving credit facility by $34.1 million. At September 30, 1998, borrowings under Repap New Brunswick's revolving credit facility totaled $57.0 million and unutilized availability was approximately $29.0 million. Repap Enterprises also had cash on hand of $8.4 million at September 30, 1998. Total available liquidity was approximately $37.4 million at September 30, 1998 and reflected the buildup of liquidity prior to the October 1998 semi-annual interest payment of approximately $29.0 million related to the 10 5/8% Second Priority Senior Secured Fixed Rate Notes.

OUTLOOK

Kraft pulp markets continue to be weak. Significant downtime announced by various industry players is helping bring Norscan inventories down to 1.75 million metric tons at the end of September from 1.9 million metric tons at the end of August. However, more reductions are necessary before any recovery in pricing occurs.

Industry Mill inventories for coated groundwood paper at September 1998 were 205,000 tons. They were 75,000 tons higher than one year ago, but still 98,000 tons below their 303,000 ton peak in May of 1996. The same is true for reported consumer inventories as of the end of August, up 30% from one year ago.

While total inventories are well below earlier peaks, the rising trend is not favorable and bears close watching. It should also be noted that imports continue to rise. Coated groundwood imports are up 24% year to date compared to 1997. Of the three major consumers of lightweight coated paper ("LWC"): magazines, catalogs and commercial printing, magazines continue to enjoy solid growth with ad pages up 3% and revenues up 8%. Shipments of LWC were up 10.5% for the first nine months of 1998 to this end use. Catalogs also are strong while grade substitution continues to negatively impact commercial printing applications.

In spite of the economic turmoil and paper industry weakness, third quarter EBITDA was very consistent with the second quarter and other results were quite satisfactory. Repap's shipments were up a strong 3% over the second quarter, our inventory declined to its lowest level in two years, order backlogs remained stable and the New Brunswick mill continued to run well with low costs and good efficiencies. Price declines were moderate and were mitigated by the weak Canadian dollar. Unfortunately, industry conditions are weakening and we cannot expect to avoid negative impacts going forward.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

          N/A

PART II.-OTHER INFORMATION

Item 1.   Legal Proceedings

          Except as herein disclosed, there are not material legal proceedings and there are no proceedings under any environmental protection laws, which are pending or, to the Company's knowledge, threatened, against the Company. The Company and its wholly owned subsidiary, Repap New Brunswick Inc. ("RNB") have been named Respondents in a petition filed in the Superior Court of Quebec by George S. Petty Management Ltd., George S. Petty Management II Ltd. and 1211421 Ontario
Inc. Silverton International Fund Limited and Paloma Partners L.L.C. have been joined as "mis-en-cause". The Petitioners are the owners of all of REI's issued and outstanding Series C and Series F Preferred Shares and claim that the proposed amalgamation of the Company and RNB is oppressive, unfairly prejudicial and unfairly disregards the Petitioners as owners of those preferred shares. The Petitioners seek, among other things, an order requiring the Company and RNB to permanently terminate any proceedings with respect to the proposed amalgamation and an order liquidating and dissolving the Company. The Company intends to defend the Petition.
The matter has been set for trial on December 1, 2, 3 and 4, 1998.

Item 2.   Changes in Securities and Use of Proceeds.

          No material changes to the constituent instruments defining the rights of the holders of any class of registered securities have been made during the third quarter of fiscal 1998.

Item 3.   Defaults Upon Senior Securities.

          No material defaults upon senior securities have been made during the third quarter of fiscal 1998.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the third quarter of fiscal 1998.

Item 5.   Other Information.

          N/A

Item 6.   Exhibits and Reports on Form 8-K.

          a)  Exhibits

                No.                            Description
                11          Statement re Computation of per Share Earnings
                27          Financial Data Schedule

          b)  Reports on Form 8-K.

              No current Report on Form 8-K was filed by the Company during third quarter of fiscal 1998.


                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            REPAP ENTERPRISES INC.
                                            Registrant


Date:  November 10, 1998                    /s/  Terry W. McBride
                                            Terry W. McBride
                                            Vice President & General Counsel


Date:  November 10, 1998                    /s/  Michelle A. Cormier
                                            Michelle A. Cormier
                                            Vice President, Finance




                               EXHIBIT INDEX

Exh. 11.1       Statement Re:  Computation of per Share Earnings
Exh. 27.        Financial Data Schedule



EXHIBIT 11.1
                            STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                               (dollars in millions of Canadian dollars)
                                          (shares in millions)
                                                                                    Nine months
                                                                  Third Quarter    ended Sept. 30
                                                                  1998    1997     1998      1997
BASIC
    Average shares outstanding B25                               742.5    527.1    742.5     259.5

    Income (loss) from continuing operations                     (11.7)   (55.8)   (61.2)   (129.3)
    Net Income (loss) attributable to common shareholders        (12.2)    65.2    (44.0)   (112.9)
    Basic earnings (loss) from continuing operations per share    (0.02)   (0.11)   (0.08)    (0.50)
    Basic earnings (loss) per share                               (0.02)    0.12    (0.06)    (0.44)
DILUTED
    Average shares outstanding                                   742.5    527.1    742.5     259.5
    Net effect of dilutive stock options (2)                      63.2      5.3     63.2       5.3
    Assumed conversion of convertible debentures (1)               0.0      0.0      0.0       0.0
                                                                 805.7    532.4    805.7     264.8

    Income (loss) from continuing operations                     (11.7)   (55.8)   (61.2)   (129.3)
    Net Income (loss) attributable to common shareholders        (12.2)    65.2    (44.0)   (112.9)
    Assumed income from proceeds of exercise of options           14.8      1.2     14.8       1.2
    Income (loss) from continuing operations                       3.1    (54.6)   (46.4)   (128.1)
    Net Income (loss) attributable to common shareholders          2.6     66.4     29.2    (111.7)
    Diluted earnings (loss) from continuing operations per share   0.00    (0.10)   (0.06)    (0.48)
    Diluted earnings (loss) per share                              0.00     0.12     0.04     (0.42)

-----------------------------------------
(1)  Conversion of the convertible debentures is not assumed in 1998 and 1997 in the computations because its effect is antidilutive.
(2)  Options granted August 29, 1997.




