Form 10-Q/A
period 1998-09-30
REPAP ENTERPRISES INC
filed 1999-01-08
CIK 823534

FORM 10-Q.-QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

   (As last amended in Exch Act Rel No. 312905, eff. 4/26/93.)

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q/A
(Mark One)
[ X ]  Quarterly Report Pursuant to Section 13 or 15(d)  of   the
       Securities Exchange Act of 1934
       For the quarterly period ended Sept. 30, 1998.
                               or
[    ] Transition Report Pursuant to Section 13 or 15(d)  of  the
       Securities Exhange Act of 1934
       For the transition period from __________ to __________.
       (Amended by Exch Act Rel No. 312905.  eff 4/26/93.)

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

YEAR 2000 COMPUTER ISSUE:

The Company, as well as its customers and suppliers and the financial institutions and governmental entities with which it deals (collectively, "Third Parties"), utilize information systems that will be affected by the date change to the year 2000. Many of these systems, if not modified or replaced, will be unable to properly recognize and process date-sensitive information before, on and after January 1, 2000.

State of Readiness.

In 1997, the Company formalized its Year 2000 preparation efforts by appointing a project team consisting of management, operations and information systems personnel to assess the impact of the Year 2000 issue on its operations, develop plans to address the issue and implement compliance. The project team also developed plans to seek information regarding and to assess the Year 2000 compliance status and remediation efforts of major Third Parties. The Company's information systems consist of business-information and process-control systems. The business-information systems support financial and administrative processes such as order management and product tracking, maintenance and materials management, personnel-payroll, accounts payable and accounts receivable. The process-control systems are used primarily in manufacturing operations; they include information-technology systems as well as embedded technology, such as chips embedded in various machine components. With respect to the business-information systems, the inventorying of computers and the analysis of compliance have been completed. The Company has elected to replace non-compliant information systems for order management and process information history. The replacement systems will be operational by September 1999. The programming and testing of other information systems is on target for completion by April 1999. With respect to the process control-systems, the Company has completed the inventorying of all its control systems as well as remediation to its main control systems. The Company expects to complete all remaining control systems by June 1999. The Company expects to complete comprehension testing to confirm its remediation work by September 1999. This schedule assumes timely assistance by the vendors of certain systems in the remediation of those systems. The vendors of those systems that are essential to the Company's operations have provided or agreed to provide the necessary assistance.

The Year 2000 issue also will impact the information systems of Third Parties. The Company, through meetings in some cases and written requests in others, is in the process of seeking to ascertain and assess the progress of major Third Parties in identifying and addressing problems with respect to the Year 2000 issue. Many of these Third Parties have indicated that they expect to successfully address the issue in timely fashion. Some others, however, have not yet provided information regarding their state of readiness or have provided responses deemed unsatisfactory by the Company. The Company will continue to seek and to assess information regarding Year 2000 compliance by major Third Parties.

Estimated Cost of Remediation.

The Company currently estimates total expenditures of approximately
$6 million, of which approximately $150 thousand had been expended as of September 30, 1998, to make the required Year 2000 modifications and replacements to its own systems. All of these costs are being funded through internal cash flow or vendor financing. The estimated total cost does not include any expenditures that my be incurred in connection with the implementation of contingency plans, discussed below.

The Risks to the Company of not being Year 2000 Compliant.

The Company currently believes that it will be able to modify or replace its own affected systems in a timely fashion so as to minimize detrimental effects on its operations, subject to timely assistance by the vendors of certain process-control systems. The Company has received written assurances regarding Year 2000 compliance from some, but not all, Third Parties with respect to their own systems and is not in a position to reliably predict whether Third Parties will experience remediation problems. If the Company or major Third Parties fail to successfully address the Year 2000 issue, there could be a material adverse impact on the business and results of operations of the Company. For example, while the Company self-generates approximately 31% of its electrical power requirements, it purchases the balance from outside sources.
If the electrical power grid is disrupted as the result of Year 2000 systems failures, the Company might have to curtail production until the grid is restored. If the Company or a major Third Party fails to successfully address these issues the Company may have to take steps that could adversely and temporarily impact its ability to produce product, process orders and deliver finished products to customers on a timely basis. In the event of Year 2000 disruptions in the operations of the Company's customers, the Company may experience increased inventory and receivable levels.

Contingency Plans.

To date, the Company's Year 2000 efforts have been devoted primarily to the readiness program described above. The Company has not yet developed contingency plans to address and mitigate the potential risks associated with the most reasonably likely worst-case scenario. The Company expects to have such plans in place by mid-1999. Such plans may include, among other things, seeking alternative sources of supply, stockpiling raw materials and increasing inventory levels. The Company's Year 2000 program is an ongoing process. Estimates of remediation costs and completion dates as well as projections of the possible effects of any non-compliance are subject to change.


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




