Form 10-K
period 1998-12-31
REPAP ENTERPRISES INC
filed 1999-03-31
CIK 823534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934:

                   For the fiscal year ended December 31, 1998
                           Commission File No. 0-16289

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                             REPAP ENTERPRISES INC.
             (Exact name of Registrant as specified in its charter)

CANADA                                                  98-0178526
(State or other Jurisdiction of            (I.R. S. Employer Identification No.)
incorporation or organization)

300 Atlantic Street, Suite 200                                06901
Stamford, Connecticut
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:     (203) 964-6160

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common shares


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common shares held by non-affiliates of the registrant as of March 29, 1999 was $47,221,088.10. As of March 29, 1998, there were 768,460,637 Common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's 1998 Annual Report to Shareholders is incorporated by reference into Parts I, II and IV of this report. The Registrant's Management Proxy Circular for the 1999 Annual Meeting of Shareholders is incorporated by reference into Part III of this report. Only those sections of the Annual Report to Shareholders and the Management Proxy Circular referred to in Parts I, II, III and IV are deemed "filed" as part of this Form 10-K report.

FORM 10-K Table of Contents
                                                                            PAGE

EXCHANGE RATES                                                                 4

PART I
--------------------------------------------------------------------------------

1.     Business................................................................6
       (a)      General Description of Business................................6
       (b)      Financial Information about Industry Segments..................8
       (c)      Principal Products.............................................8
       (d)      Customers......................................................9
       (e)      Raw Materials.................................................10
       (f)      Human Resources.............................................. 10
       (g)      Research and Development......................................11
       (h)      Environment ..................................................11
       (i)      Executive Officers of the Registrant..........................11
2.     Properties.............................................................12
3.     Legal Proceedings......................................................12
4.     Submission of Matters to a Vote of Security Holders....................13

PART II
--------------------------------------------------------------------------------

5.     Market for Registrant's Common Equity and
       Related Stockholder Matters............................................14
6.     Selected Financial Data................................................15
7.     Management's Discussion and Analysis of Financial Condition
       and Results of Operations..............................................16
7A.    Quantitative and Qualitative Disclosures About Market Risk.............16
8.     Financial Statements and Supplementary Data............................16
9.     Changes in and disagreements with Accountants
       on Accounting and Financial Disclosure.................................16

PART III
--------------------------------------------------------------------------------

10.    Directors and Executive Officers of the Registrant.....................17
11.    Executive Compensation.................................................17
12.    Security Ownership of Certain Beneficial Owners and Management.........17
13.    Certain Relationships and Related Transactions.........................17

PART IV
------------------------------------------------------------------------------

14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......18
       (a)(1)   Documents.....................................................18
          (2)   Financial Statement Schedules.................................18
          (3)   Exhibit Index.................................................18
       (b)      Reports on Form 8-K...........................................23

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

                                           U.S.$ per Cdn.$
                                           ---------------
                                             December 31,

                                             Years Ended
                        1998         1997        1996         1995        1994
                        ----         ----        ----         ----        ----
At end of year(1)      .6552        .6997       .7301        .7323       .7128

Average for year(2)    .6830        .7222       .7226        .7305       .7300

High for year          .6822        .7496       .7513        .7527       .7628

Low for year           .6341        .6945       .7235        .7023       .7103


------------------------------------
(1)  Noon buying rate on last banking day
(2)  Based on the average of the daily buying rates during the year.

On March 26, 1999, the U.S.$ exchange rate was U.S.$0.6607 per Cdn.$1.00.

                           Forward-Looking Statements

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K , including, without limitation, the statements under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 1 "Business" and located elsewhere herein regarding industry prospects, the Corporation's prospects and the Corporation's financial position are forward-looking statements. Although the Corporation believes that the expectations reflected in those forward-looking statements are reasonable, there can be no assurance that those expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Corporation's expectations include, without limitation, general economic conditions, changes in the coated paper, pulp or lumber environment, changes in customer budgets, unusual weather patterns, competition from existing and potential competitors, pricing pressures and the cost of labor, supplies and other costs and expenses, and other factors disclosed in this Form 10-K (the "Cautionary Statements"). All subsequent written and oral forward-looking statements attributable to the Corporation or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

PART I

Item 1. Business.

(a) General Description of Business
    -------------------------------

Repap Enterprises Inc. (the "Corporation") was incorporated under the laws of Canada on January 9, 1963 and was continued under the Canada Business Corporations Act on April 9, 1980. The Corporation, together with its subsidiaries (collectively "Repap"), currently carries on business as a North American coated groundwood paper company. Repap's coated paper operations consist of a fully integrated coated groundwood paper facility located in Miramichi, New Brunswick, Canada that is owned by the Corporation's wholly owned subsidiary, Repap New Brunswick Inc. ("Repap New Brunswick"), a Canadian corporation.

Prior to 1998, the Corporation's assets included a pulp mill and three sawmills in British Columbia, an unbleached pulp and Kraft paper mill and sawmill in Manitoba and coated paper mills in Wisconsin and New Brunswick. During 1997, the British Columbia, Manitoba and Wisconsin operations were sold or otherwise disposed of and no longer form part of the ongoing operations of the Corporation. As of December 31, 1997, Repap's only production facilities were in New Brunswick. Repap has its executive offices and sales headquarters in Connecticut.

Repap New Brunswick's coated paper mill produces coated groundwood paper with an annual capacity of 492,000 tons. The New Brunswick coated paper mill is integrated with a Kraft pulp mill which has an annual capacity of 235,000 metric tons ("metric tons") of northern bleached softwood Kraft ("NBSK") pulp and a groundwood pulp mill which has an annual capacity of 123,000 metric tons of groundwood pulp. Repap New Brunswick also operates two sawmills with an annual production capacity of 58 Mmfbm (million foot board measures). The coated paper operations of Repap New Brunswick are ISO 9002 certified.

In May 1996, the Board of Directors of Repap retained financial advisors to assist it in identifying strategic alternatives available to Repap, including a sale or merger. During this process Repap British Columbia Inc. a wholly owned subsidiary of the Corporation sought protection from its creditors under the Companies' Creditors Arrangement Act (Canada) and the Corporation's interest in that subsidiary was surrendered to Repap British Columbia Inc.'s secured lenders. The strategic alternatives program culminated in the sale in 1997 of the Corporation's unbleached pulp and Kraft paper mill and sawmill in Manitoba and its coated paper mill in Wisconsin. The net proceeds of these sales, approximately $35 million and US$227 million, respectively, were used to repay indebtedness of the Corporation, to invest in Repap New Brunswick and for general corporate purposes.

On August 1, 1997 the Corporation repaid all of its 8.5% Convertible Debentures due on that date by issuing 619,023,800 Common shares to the holders of its 8.5% Convertible

Debentures. At the same time as these shares were issued, the resignations of the Chief Executive Officer and the Chief Financial Officer as directors and officers of the Corporation were sought and received. Also at that time, six of the Corporation's remaining directors resigned. Mr. Stephen C. Larson, the Corporation's President and Chief Operating Officer, was appointed the Corporation's President and Chief Executive Officer. Mr. William J. Anderson, a director of Silverton International Fund Limited, the Corporation's single largest shareholder, became the Chairman of the Corporation. Mr. Anderson, together with Mr. Robert Poile and Mr. David McAusland, were appointed directors of the Corporation.

On February 20, 1998 the Corporation sold to Tembec Inc. all of the issued and outstanding shares in the capital of Alcell Forest Products Inc., the subsidiary which acquired a 125,000 tonne-per-year magnesium-bisulphite Pulp Mill in Atholville, New Brunswick from Noranda Forest Inc. in December 1994. The purchase price was $1 million in cash and 10,000 6.75% redeemable Class B shares in the capital of AV Cell Inc., the acquiring corporation formed as a joint venture between Tembec Inc. and the Aditya Birla Group. At the same time the Province of New Brunswick released the Corporation from its obligation to provide recourse to the Province on the province's $37 million guarantee of Alcell Forest Products Inc.'s bank debt. As consideration for this release, the Corporation transferred to the Province the 10,000 Class B shares, paid the Province $12 million and issued to the Province a $5 million promissory note due 2013.

On May  15,  1998,  the  Corporation  issued  a  US$45  million  6%  convertible subordinated debenture due 2005 to Enron Capital & Trade Resources Corp. ("ECT"). The net proceeds from this issue together with approximately $15 million of the Corporation's general funds were used to redeem the Corporation's $75 million 9% convertible subordinated debentures due June 30, 1998. At the same time Repap New Brunswick and ECT entered into three agreements, namely, a pulp agency agreement whereby Repap New Brunswick appointed ECT its exclusive agent for the marketing and sale of its market pulp; an energy advisory service agreement whereby ECT was to provide Repap New Brunswick with energy advisory services and be compensated based upon the savings generated from the advise given; and an International Swap Dealers Association, Inc. Master Agreement.

On June 4, 1998, Repap New Brunswick completed the issuance of US$200 million aggregate principal amount of its 9% First Priority Fixed Rate Senior Secured Notes due 2004 and the incurrence of US$120 million in Floating Rate Senior Secured Loans due 2004. The net proceeds from these notes and loans were used to fund a tender offer for Repap New Brunswick's 9 7/8% First Priority Fixed Rate Senior Secured Notes due 2000 and its First Priority Floating Rate Senior Secured Notes due 2000. Substantially all of the 9 7/8% First Priority Fixed Rate Senior Secured Notes due 2000 and all of the First Priority Floating Rate Senior Secured Notes due 2000 were tendered pursuant to this offer. The 9% First Priority Fixed Rate Senior Secured Notes due 2004 were exchanged on September 16, 1998 for US$ 200 million 9% First Priority Fixed Rate Senior Secured Notes due 2004 that have been registered under the Securities Act of 1933.

The Corporation has been unsuccessful in its attempts to sell its wholly owned subsidiary, Alcell Technologies Inc., which owns a research and development solvent pulping facility located adjacent to Repap New Brunswick's Kraft pulp mill. This facility has been shut down since April 1996 and is carried on the books of the Corporation at nil value. The Corporation has ceased its efforts to sell this subsidiary and has permanently closed the operations. The Corporation has no liability for the amounts owed by Alcell Technologies Inc. to Industry Canada. The Corporation's research and development efforts, which have previously been conducted by Repap Technologies Inc., are now performed by Repap New Brunswick at rented facilities in Miramichi.

On December 31, 1998, the Corporation declined to proceed with the amalgamation between itself and its wholly owned subsidiary Repap New Brunswick.

On February 8, 1999 the Shareholder Protection Rights Plan adopted by the Corporation in 1994 expired. On February 22, 1999, the Corporation's board of directors decided against requesting the shareholders to adopt a new plan with the same or similar terms on the basis that such plans are perceived as an effort to protect current management and discourage potential acquirers of the Corporation.

(b) Financial Information about Industry Segments and Geographic Segmentation
    -------------------------------------------------------------------------

For certain financial information for each of the industry segments during the three years ended December 31, 1998, and for certain information regarding geographic segmentation, see note 19 to the Notes to Consolidated Financial Statements contained in the Corporation's 1998 Annual Report attached hereto as Appendix A and filed herewith as an exhibit, which Consolidated Financial Statements are incorporated herein by reference.

(c) Principal Products
    ------------------

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

Pulp
The Repap New Brunswick operations include two pulp mills: a fully integrated groundwood pulp mill with an annual capacity of 123,000 metric tons; and a Kraft pulp mill with an annual capacity of 235,000 metric tons of northern bleached softwood Kraft pulp. All of the groundwood pulp and approximately two-thirds of Kraft pulp is used in Repap New Brunswick's coated paper operations. The remaining approximately one-third of the Kraft pulp mill's production is sold to the market, primarily to customers in North America.

Lumber
Repap New Brunswick's lumber operation consists of two sawmills with a combined annual capacity of 58 Mmfbm of dimension lumber. On-site kilns provide the capacity to dry 50% of lumber production. The two sawmills also provide wood chips for the Repap New Brunswick Kraft pulp mill.

Markets
Repap's products are sold primarily in the United States and Canada with a relatively small volume of coated paper and pulp sold in off-shore markets. Sales of coated paper in the United States are made through Repap Marketing Inc., a wholly owned subsidiary. Sales in Canada are made directly by Repap New Brunswick and off-shore sales are made by international agents. Pulp sales are made by ECT under a five year pulp agency agreement. Lumber sales are made either directly or through brokers.

Competition
Repap competes in North America with North American and European coated paper producers. Approximately 8-10% of the North American coated groundwood paper market is supplied by European producers. Repap, the fifth-largest coated groundwood paper producer in North America, has approximately 9% of the North American coated groundwood paper capacity. Significant competitors of the Corporation with similar or greater capacity in coated groundwood paper include Consolidated Papers, Inc., Champion International Corporation, International Paper Co., Mead Corporation, UPM Kymmene and Bowater Incorporated. Coated groundwood paper also competes with other grades of paper such as coated freesheet and supercalendered paper. Price, quality and service are important competitive considerations.

Repap's pulp and lumber products are global commodities. Pricing and the level of shipments are influenced by the supply and demand for those products which in turn is influenced by inventory levels, exchange rates and economic conditions.

(d) Customers
    ---------

During 1998, Repap sold approximately 107,000 tons of lightweight coated groundwood paper to WWF Paper Corporation representing in excess of 20% of the Corporation's consolidated revenues. WWF Paper Corporation is a privately owned North American paper distributor in which the Corporation has a preferred share investment.

(e) Raw Materials
    -------------

Approximately 44% of the wood supply for the Repap New Brunswick operations is obtained from Crown timber allocations licensed by the Province of New Brunswick to Repap under the "Lower Miramichi Licence" and the "Upper Miramichi Licence". The remaining wood is acquired from third parties under various supply agreements or harvested from land owned by Repap New Brunswick.

Repap New Brunswick has approximately 300,000 hectares under the Lower Miramichi Licence and approximately 400,000 hectares under the Upper Miramichi Licence representing a combined allowable annual cut ("AAC") of 1.2 million cubic metres. The lands cover areas in the northeastern part of New Brunswick in proximity to the pulp mills. The species mix available from these licences consists primarily of spruce and balsam fir.

These forest licences were granted by the Province of New Brunswick for 25-year terms and are governed by forest management agreements which provide that every five years, in order for such agreements to remain in effect, Repap is required to submit for approval a renewed five-year plan for management of the licensed tenures. Repap New Brunswick's forest licences expire in 2017, however, in 1997, Repap New Brunswick submitted a forest management plan for the five-year period ending in 2002 and for a new 25-year period ending in 2022. This plan has been approved and, subject to the Repap New Brunswick completing some additional silviculture on its Crown Timber License area, will be incorporated into an amended and restated forest management agreement for a term ending in 2022.

Additional wood requirements are met by purchases of wood from local wood lot suppliers and of chips from local sawmills. Repap New Brunswick also obtains wood from its own freehold acreage aggregating approximately 17,000 hectares representing an AAC of 35,000 cubic metres.

(f) Human Resources
    ---------------

Repap has approximately 1,650 employees as at March 29, 1999. At Repap New Brunswick, approximately 1,340 unionized employees are represented by three labour organizations, namely: International Woodworkers of America-Canada ("IWA"); Communications, Energy and Paperworkers of Canada ("CEP"); and United Brotherhood of Carpenters and Joiners of America "(UBJC"). Five CEP Local contracts involving approximately 1,110 employees and one UBJC contract covering approximately 80 employees expired in 1998 and will be renegotiated in 1999. The IWA contract which covers 26 employees at the Miramichi sawmill expires May 31, 1999. One CEP contract covering 64 employees was renegotiated in 1997 and expires April 30, 2000.

(g) Research and Development
    ------------------------

Repap Technologies Inc., a wholly owned subsidiary of the Corporation, provided technical assistance to Repap's coated paper and pulp mills through its research facilities in Valley Forge, Pennsylvania. This function was moved to Miramichi, New Brunswick as of January 1999 and is now performed by Repap New Brunswick. As of April 1, 1999, Repap Technologies Inc. will be merged into Repap Marketing Inc., a wholly owned subsidiary of the Corporation.

(h) Environment
    -----------

Repap is subject to environmental laws, regulations and standards by Canadian federal, provincial and local authorities which impose effluent and emission standards and other requirements of the Company's operations. These laws and regulations require Repap to obtain permits and licences from appropriate governmental authorities with respect to its mill and to operate its mill in compliance with such permits and licences. Repap believes it operates in material compliance with all applicable environmental laws and regulations.

Repap New Brunswick has begun a program to eliminate substantially the release of foul condensate containing total reduced sulphur compounds. This program is expected to be completed in 1999 at an approximate cost of $9 million. In addition, Repap New Brunswick is in the process of replacing its existing landfill site at an approximate cost of $5.4 million. The new facility is expected to be completed in the third quarter of 1999. An application by Eel Ground Native Band before the Court of Queen's Bench for the Province of New Brunswick for an interim injunction seeking to prevent the development of the new landfill site was unsuccessful. The Eel Ground Native Band has indicated its intention to proceed to trial although no dates have been set.

(i) Executive Officers of the Registrant
    ------------------------------------

The Corporation's executive officers and significant employees are as listed below:

Name                          Age                Principal Occupation
                              ---                --------------------
F. STEVEN BERG                63                 Chairman and Senior Executive
                                                 Officer

STEPHEN C. LARSON             50                 President and Chief Executive
                                                 Officer

MICHELLE A. CORMIER           42                 Vice-President, Finance


NEIL M. FALCO                 50                 President, Repap Marketing Inc.

TERRY W. McBRIDE              56                 Vice-President and Secretary

During the past five years, the above individuals have held those positions with the companies indicated opposite their names, except as follows: prior to January 27, 1999, Mr. Berg served, and continues to serve, as president of Bishopsgate Financial Corp. and as a member of Mahoney & Berg; from August 1991 to October 1994, Mr. Larson served as President - Pulp and Paper Group of Domtar Inc., between October 1994 and March 1, 1996 he served as President and Chief Operating Officer of Domtar Inc. and from March 1, 1996 to August 1997 he served as President and Chief Operating Officer of the Corporation; prior to October 1, 1997, Mr. Falco served as President of Repap Sales Corporation, a subsidiary of Repap that was sold as part of the transaction with Consolidated Papers, Inc. completed in 1997; from January 1993 to May 1994, Ms. Cormier served as Manager, Finance of the Corporation, from May 1994 to January 1996 she served as Assistant Vice President, Finance of the Corporation and from January 1996 to August 1997 she served as Vice President, Finance-Operations of the Corporation.

Item 2. Properties.

The Repap New Brunswick operations consist of the Repap New Brunswick coated paper mill, the Repap New Brunswick Kraft pulp mill, the Repap New Brunswick groundwood pulp mill and the Miramichi sawmill (all which are located in Miramichi, New Brunswick) and the Blackville sawmill (which is located 45 kilometers west of Miramichi, New Brunswick).

(i) The Repap New Brunswick Coated Paper Mill includes two coated paper machines. The A-1 machine, built in 1985/86, has a design capacity of 240,000 tons per year and produces lightweight coated groundwood paper. The A-2 machine, built in 1989, has a design capacity of 252,000 tons and produces coated groundwood paper.

(ii) The Repap New Brunswick Kraft Pulp Mill, acquired by Repap in 1985, has an annual design capacity of 235,000 metric tons of NBSK pulp, of which approximately two-thirds are used in Repap New Brunswick's Coated Paper Mill, with the balance sold as market pulp.

(iii)  The  Repap  New  Brunswick   Groundwood   Pulp  Mill  manufactures  stone
groundwood pulp, with a capacity of 123,000 metric tons per year. All of the available groundwood pulp produced by the Repap New Brunswick groundwood pulp mill is used in the coated paper operations.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

As of March 29, 1999, there were 1789 holders of record of Common shares, of which 1211 were shareholders of record with addresses in the United States holding approximately 48% of the outstanding common shares in the capital of the Corporation. There is no established public market for the Common shares in the United States. The Common shares of the Corporation are listed and traded in Canada on the Montreal Exchange and The Toronto Stock Exchange. The following tables show the high and low prices and volume of trading of the Common shares on The Toronto Stock Exchange which is the principal trading market in Canada:


                              TSE
                              ---

                             High             Low               Volume
                             ----             ---               ------
1997
----
First Quarter              $  4.20          $  1.45           35,637,612
Second Quarter                1.73             0.50           38,812,144
Third Quarter                 0.72             0.16          172,461,712
Fourth Quarter                0.28             0.10          192,330,631

1998
----
First Quarter              $  0.29          $  0.165         103,435,266
Second Quarter                0.395            0.22           89,244,547
Third Quarter                 0.27             0.12           17,839,240
Fourth Quarter                0.15             0.08          135,616,225


On March 29, 1999 the closing price of the Common shares on The Toronto Stock Exchange was $0.10.

The Corporation has paid no dividends to holders of Common shares in the past five years. The Corporation currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

The following summary of certain tax provisions is applicable to the purchase, ownership and disposition of Common shares by United States corporations, citizens and resident alien individuals that are residents of the United States for purposes of the United States-Canada income tax treaty (the "Treaty") ("U.S. Persons") and is based on the assumption that a holder of Common shares is, for Canadian tax purposes, neither a resident of Canada nor carrying on business in Canada and does not own 10% or more of the voting stock of the Corporation. This summary does not deal with all aspects of United States federal taxation that may be relevant to particular investors.

Dividends paid to U.S. Persons on Common shares will be subject to Canadian non-resident withholding tax at the Treaty-reduced rate of 15%. For United States federal income tax purposes, a U.S. Person generally will include in gross income the gross amount of any dividends paid before reduction for Canadian withholding taxes by the Corporation out of its current and accumulated earnings and profits (as determined for United States federal income tax purposes), as ordinary income upon the U.S. Person's receipt of distributions on the Common shares. The amount of a dividend distribution includible in income of a U. S. Person will be the U.S. dollar value of the Canadian payments made, determined at the spot Canadian dollar/U.S. dollar rate on the date such dividend distribution is received by the U.S. Person, regardless of whether the payment is in fact converted into U.S. dollars. Generally, any gain or loss resulting from currency exchange fluctuations during the period from the date the dividend payment is includible in income to the date such payment is converted into U.S. dollars will be treated as ordinary income or loss. Such gain or loss will generally be income from sources within the United States for foreign tax credit limitation purposes. The Canadian tax withheld may be credited, subject to certain limitations, against the U.S. Person's United States federal income tax liability, or, alternatively, may be deducted in computing the U.S. Person's United States federal taxable income. For foreign tax credit purposes, the dividend will be income from sources without the United States, but generally will be treated separately, together with other items of "passive income" (or, in the case of certain holders, "financial services income"). Dividends paid on the Common shares will not be eligible for the dividends-received deduction available in certain cases to United States corporations.

Under the Treaty, a U.S. Person generally will not be subject to Canadian income tax in respect of any capital gains realized on the disposition of Common shares.

For United States federal income tax purposes, upon a sale or exchange of Common shares, a U.S. Person will recognize gain or loss equal to the difference between the U.S. dollar value of the amount realized on such sale or exchange and the holder's tax basis in such Common shares (determined in U.S. dollars). Generally any such gain or loss will be a capital gain or loss if the Common shares are held as capital assets and will be long-term capital gain or loss if the U.S. Person's holding period for the Common shares is greater than one (1) year.

This summary is of a general nature only and is not intended to be, and should not be interpreted as, legal or tax advice to any particular holder of Common shares.

Item 6. Selected Financial Data.

A summary of selected historical financial data is set forth on page 30 of the 1998 Annual Report of the Corporation and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The management's discussion and analysis of financial condition and results of operations is set forth on pages 6 to 12 of the Corporation's 1998 Annual Report and is incorporated herein by reference.

As described in note 1 to the Notes to Consolidated Financial Statements set forth on page 18 of the Corporation's 1998 Annual Report, which is incorporated herein by reference, the Corporation's ability to continue as a going concern is dependent upon its ability to refinance the revolving credit facility at its maturity, to achieve profitable operations and to generate positive cash flow from continuing operations. While the Corporation did achieve positive cash flow from operations during 1998, its ability to do so throughout 1999 cannot be determined with certainty at this time. The Corporation's financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Corporation be unable to continue its business.

As further described under note 22 to the Notes to Consolidated Financial Statements set forth on pages 26 to 28 of the Corporation's 1998 Annual Report (attached hereto as Appendix A and filed herewith as an exhibit) which pages are incorporated herein by reference, the accounting policies followed by the Corporation differ in certain respects from those that would have been followed had these financial statements been prepared in conformity with accounting principles generally accepted in the United States and the accounting principles and practices required by the United States Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative information on the material market risks to which the Corporation is exposed is set forth on pages 10 and 11 of the Corporation's Annual Report under the heading "Risks and Uncertainties" and in Note 23, "Financial Instruments" to the Consolidated Financial Statements set forth on pages 28 and 29 of the Corporation's Annual Report of the Corporation, which Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The Auditors Report, Consolidated Balance Sheets, Statements of Operations, Statements of Changes in Financial Position and Deficit, Notes to Consolidated Financial Statements and Quarterly Financial Information appearing on pages 13 to 30 of the 1998 Annual Report of the Corporation are incorporated herein by reference.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Information regarding the Corporation's directors is incorporated herein by reference to the material under the heading "Nominees for Election as Director" in the Corporation's Proxy Circular with respect to the 1999 Annual Meeting of Shareholders(the "Proxy Circular") which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

Item 13. Certain Relationships and Related Transactions.

Information regarding certain transactions between the Corporation and certain executive officers of the Corporation is incorporated herein by reference to the material under the heading "Indebtedness of Directors and Executive Officers" and "Interest of Management and others in Material Transactions" in the Proxy Circular.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Report on Form 10-K:

(1) The following documents are included at the indicated page in the Corporation's 1998 Annual Report and are incorporated herein by reference:


                                                                       Page(s)
Report of auditors                                                        13
Consolidated Balance Sheets                                             14-15
Consolidated Statements of Operations                                     16
Consolidated Statements of Changes in Financial Position                  17
Consolidated Statements of Deficit                                        16
Notes to Consolidated Financial Statements                              18-29

(2) Financial Statement Schedules

Schedule 1 -    Condensed Financial Information of Registrant

(3) Exhibit Index (numbered in accordance with Item 601 of Regulation S-K)

2.1 Stock Purchase Agreement between the Corporation and Tolko Industries Ltd. dated as of July 18, 1997 which has been filed as an exhibit to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1997 (the "1997 Form 10-K") and is incorporated herein by reference.

2.2 Stock Purchase Agreement between the Corporation and Consolidated Papers, Inc. dated as of August 8, 1997 which has been filed as an exhibit to the 1997 Form 10-K and is incorporated herein by reference.

3.1 Certificate of Amendment and Articles of Amendment of the Corporation dated July 8, 1994, which certificate and articles of amendment were filed as an exhibit to the Annual Report on Form 20-F of the Corporation for the fiscal year ended December 31, 1994 (the "1994 Form 20-F") and are incorporated herein by reference.

3.1.1* Certificate of Amendment and Articles of Amendment of the Corporation dated June 17, 1998 and June 5, 1998, respectively.

3.2 By-law 1986-1 of the Corporation dated September 22, 1986; By-law 1986-2 of the Corporation dated October 14, 1986; and By-law 1987-1 of the Corporation dated May 11, 1988 which By-laws were filed as an exhibit to the 1997 Form 10-K and is incorporated herein by reference.

4.1 Indenture, dated as of April 15, 1995, between Repap New Brunswick and The Bank of New York, as trustee, relating to the 9 7/8% First Priority Fixed Rate Senior Secured Notes Due 2000 of Repap New Brunswick, which indenture was filed as an exhibit to the Annual Report on Form 20-F of Repap New Brunswick for the fiscal year ended December 31, 1994 (the "1994 RNB Form 20-F") and is incorporated herein by reference.

4.2 First Supplemental Indenture, dated as of June 1, 1998 between Repap New Brunswick and the Bank of New York, as trustee, relating to the 9 7/8% First Priority Fixed Rate Senior Secured Notes Due 2000 of Repap New Brunswick, which supplemental indenture was files as an exhibit to the Annual Report on Form 20-F of Repap New Brunswick for the fiscal year ended December 31, 1997 (the "1997 RNB Form 20-F") and is hereby incorporated by reference.

4.3 Indenture, dated as of April 15, 1995, between Repap New Brunswick and Bankers Trust Company, as trustee, relating to the 10 5/8% Second Priority Senior Secured Notes due 2005 of Repap New Brunswick, which indenture was filed as an exhibit to the 1994 RNB Form 20-F and is incorporated herein by reference.

4.4 First Supplemental Indenture, dated as of June 1, 1998, between Repap New Brunswick and the Bankers Trust Company, as trustee, relating to the 10 5/8% Second Priority Fixed Rate Senior Secured Notes Due 2005 of Repap New Brunswick, which supplemental indenture was filed as an exhibit to the 1997 RNB Form 20-F and is hereby incorporated by reference.

4.5 Credit Agreement, dated as of June 4, 1998, between Repap New Brunswick Inc. and Credit Suisse First Boston, as Administrative Agent, relating to the First Priority Floating Rate Loans due June 1,2004 of Repap New Brunswick Inc which has been filed as an exhibit to the registration statement on Form F-4 (Registration No. 333-9210) of Repap New Brunswick filed with the SEC on July 31, 1998 (the "1998 RNB F-4") and is hereby incorporated by reference.

4.6(1) Trust Indenture, dated as of May 15, 1998, between the Corporation and Montreal Trust Company, as trustee, relating to the 6% Convertible Subordinated Debentures due 2005 of the Corporation.

4.7 Collateral Agency and Intercreditor Agreement, dated April 15, 1995, among Repap New Brunswick, The Bank of New York and Bankers Trust Company and an Undertaking thereto, dated June 4, 1998, by each of The Bank of New

         York and Credit Suisse First Boston, which has been filed as an exhibit to the 1998 RNB F-4 and is hereby incorporated by reference.

4.8 Debenture, dated April 24, 1995, by and between Repap New Brunswick and The Bank of New York, which has been filed as an exhibit to the 1998 RNB Form F-4 and is hereby incorporated by reference.

4.9 Debenture Amending Agreement, dated June 1, 1998, between Repap New Brunswick and The Bank of New York, which has been filed as an exhibit to the 1998 RNB F-4 and is hereby incorporated by reference.

4.10 Debenture Amending Agreement, dated as of October 26, 1998, between Repap New Brunswick, The Bank of New York and Credit Suisse First Boston, which has been filed as an exhibit to the 1998 RNB F-4 and is hereby incorporated by reference.

4.11* Debenture, dated April 24, 1994, by and between Repap New Brunswick, The Bank of New York and Bankers Trust Company.

4.12* Debenture Amending Agreement, dated as of October 26, 1998, between Repap New Brunswick, The Bank of New York and Bankers Trust Company.

4.13 Indenture, dated as of June 1, 1998, between Repap New Brunswick Inc. and The Bank of New York, as trustee, relating to the 9% First Priority Fixed Rate Senior Secured Notes due 2004 of Repap New Brunswick Inc which has been filed as an exhibit to the 1998 RNB F-4 and is hereby incorporated by reference.

10.1 Amended and Restated Forest Management License dated April 1, 1992 between Her Majesty the Queen in right of the Province of New Brunswick and Miramichi Pulp & Paper Inc. which has been filed as an exhibit to the 1997 Form 10-K and is incorporated herein by reference.

10.2 Amended and Restated Forest Management License dated April 1, 1992 between Her Majesty the Queen in right of the Province of New Brunswick and Miramichi Pulp & Paper Inc. which has been filed as an exhibit to the 1997 Form 10-K and is incorporated herein by reference.

10.3 Employment contract between the Corporation and Stephen C. Larson dated as of September 25, 1997 which has been filed as an exhibit to the 1997 Form 10- K and is incorporated herein by reference.

10.3.1*  Amendment to employment agreement between the Corporation and Stephen
         C. Larson dated as of December 15, 1998.

10.4 Change in Control contract between the Corporation and Terry W. McBride dated October 1, 1997 which has been filed as an exhibit to the 1997 Form 10- K and is incorporated herein by reference.

10.4.1* Amendment to change in control contract between the Corporation and Terry W. McBride dated as of December 15, 1998.

10.5 Change in Control contract between the Corporation and Michelle A. Cormier dated October 1, 1997 which has been filed as an exhibit to the 1997 Form 10- K and is incorporated herein by reference.

10.5.1* Amendment to change in control contract between the Corporation and Michelle A. Cormier dated as of December 15, 1998.

10.6 Change in Control contract between Repap Enterprises Inc. and Neil M. Falco dated October 1, 1997 which has been filed as an exhibit to the 1997 Form 10- K and is incorporated herein by reference.

10.7 The Corporation's Registered Pension Plan and Amendment No. 1 which has been filed as an exhibit to the 1997 Form 10-K and is incorporated herein by reference.

10.7.1*  The Corporation's Registered Pension Plan Amendment No, 2.

10.8 The Corporation's Supplemental Registered Pension Plan which has been filed as an exhibit to the 1997 Form 10-K and is incorporated herein by reference.

10.9 The Corporation's Top Executive Registered Pension Plan which has been filed as an exhibit to the 1997 Form 10-K and is incorporated herein by reference.

10.10 The Corporation's 1987 Directors, Officers and Employees Stock Option Plan, as amended which has been filed as an exhibit to the 1997 Form 10-K and is incorporated herein by reference.

10.11*   The Corporation's 1991 Employee Stock Option Plan, as amended.

10.12* Employment contract between the Corporation and F. Steven Berg dated as of January 27, 1999.

10.13* Stock Option Grant Agreement between the Corporation and F. Steven Berg dated as of March 23, 1999.

11.1*    Statement regarding computation of per share earnings.

13.1* The Corporation's Annual Report to Shareholders (except for those portions thereof which are expressly incorporated by reference herein, this exhibit is furnished for the information of the Commission and is not deemed to be filed as a part hereof).

21.1*    Subsidiaries of Repap Enterprises Inc.

23.1*    Consent of Ernst & Young.

27.1*    Financial Data Schedule

*        Filed herewith.

(1) Instruments, other than as set forth above, have been omitted with respect to long-term debt of the Registrant and its subsidiaries which authorized securities having a face value not exceeding 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of those instruments on request.

(b) Reports on Form 8-K

       None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                             REPAP ENTERPRISES INC.

                                             By:   "Stephen C. Larson"
                                                   -------------------
                                                   STEPHEN C. LARSON
                                                   PRESIDENT AND CHIEF EXECUTIVE
                                                   OFFICER

Date:  March  31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 31, 1999.

         SIGNATURE                                          TITLE


"F. Steven Berg"                             Director, Chairman and
----------------                             Senior Executive Officer
F. Steven Berg



                                             Director
-----------------
Marshall A. Cohen



                                             Director
-----------------
Pierre Fitzgibbon



"Stephen C. Larson"                          Director, President and
-------------------                          Chief Executive Officer
Stephen C. Larson



"Stephen W. Phillips"                        Director
---------------------
Stephen W. Phillips



"Clifford M. Sifton"                         Director
--------------------
Clifford M. Sifton



"Michelle A. Cormier"                        Vice President, Finance
---------------------
Michelle A. Cormier