Form 10-Q
period 1999-03-31
REPAP ENTERPRISES INC
filed 1999-05-14
CIK 823534

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q
(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999.
                                or
[   ] Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 For the transition period from __________ to __________.


                 Commission File Number:  0-16289
                      Repap Enterprises Inc.
      (Exact name of registrant as specified in its charter)

               Canada                             98-0178526
    (State or other jurisdiction              (I.R.S. Employer
  of incorporation or organization)           Identification No.)


     300  Atlantic  Street, Suite 200          Stamford, CT 06901
(Address of principal executive offices)     (City, State Zip Code)

                          (203) 964-6160
       (Registrant's telephone number, including area code)
        ___________________________________________________
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.
          [ X ] Yes           [    ] No

743,460,637 shares of the registrant's Common Stock, no par value, were outstanding as of the close of business on March 31, 1999.




                      REPAP ENTERPRISES INC.
                               INDEX

EXCHANGE RATES

PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Interim Balance Sheet
          Condensed Consolidated Interim Statements of Operations
          Condensed Consolidated Interim Statements of Cash Flows
          Condensed Notes to Consolidated Interim Financial
Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk

PART II - OTHER INFORMATION

Item. 1   Legal Proceedings

Item. 2   Changes in Securities and Use of Proceeds

Item. 3   Defaults Upon Senior Securities

Item. 4   Submission of Matters to a Vote of Security Holders

Item. 5   Other Information

Item. 6   Exhibits and Reports on Form 8-K

SIGNATURES

                          EXCHANGE RATES

     Repap Enterprises Inc. ("Repap Enterprises" or the "Company") publishes its consolidated financial statements in Canadian dollars. In this quarterly report, unless otherwise specified or the context otherwise requires, all dollar amounts are expressed in Canadian dollars ("$", "C$", "dollars", or "Cdn. dollars").

     The following table sets forth the exchange rates of the Canadian dollar to the U.S. dollar for the period ended and as at December
31, 1998 and for the three months ended and as at March 31, 1999 and 1998 (such rates, which are expressed in dollars, being the noon buying rates in New York City for cable transfer in U.S.
dollars as certified for customs purposes by the Federal Reserve
Bank of New York).  On May 11, 1999, US$1.00 equaled C$1.4538.

                            Three Months          Year Ended
                           Ended March 31,        December 31,
                           1999      1998            1998
                                        (C$ per US$)
    High                  1.4873    1.4075          1.4658
    Low                   1.5302    1.4637          1.5770
    Average (1)           1.5120    1.4304          1.4641
    At End of Period (2)  1.5092    1.4219          1.5263

--------------------
(1) The average of the daily buying rates during the applicable period.
(2)  Noon buying rate on last banking day.



PART I. - FINANCIAL INFORMATION
Item 1. - Financial Statements.

                      REPAP ENTERPRISES INC.
               Incorporated under the laws of Canada

     CONDENSED CONSOLIDATED INTERIM BALANCE SHEET (see Note 1)
                 (unaudited as at March 31, 1999)
                       (dollars in millions)

                                                As at       As at
                                                March      December
                                               31, 1999    31, 1998
                                              ---------    ---------
    ASSETS
    Current assets
    Cash and short term deposits                $   9.9       $  9.4
    Accounts receivable                            64.7         69.4
    Inventories                                    71.1         66.5
                                              ---------    ---------
                                                  145.7        145.3
                                              ---------    ---------
    Fixed assets, net                             971.8        980.0
    Investments                                    16.2         16.2
    Other assets                                  164.5        187.4
                                              ---------    ---------
                                               $1,298.2     $1,328.9
                                              =========    =========
    LIABILITIES
    Current liabilities
    Accounts payable and accrued liabilities  $  125.7      $  117.8
    Current portion of long-term debt and
      repayable grants                             7.4           7.6
    Revolving credit facility                     67.5          77.6
                                              --------      --------
                                                 200.6         203.0
                                              --------      --------
    Long-term debt                            1,069.9        1,084.6
    Repayable grants and other liabilities       18.1           21.0
                                             --------       --------
                                              1,088.0        1,105.6
                                             --------       --------
    CAPITAL SOURCES
    Investment tax credits                      107.2          108.3
    Grants-non-repayable                         22.5           22.8
                                             --------       --------
                                                129.7          131.1
                                             --------       --------
    SHAREHOLDERS' DEFICIENCY
    Preferred shares                             16.0           16.0
    Common shares                               640.6          640.6
    Deficit                                    (792.0)        (782.7)
    Other paid-in capital                        15.3           15.3
                                             --------       --------
                                               (120.1)        (110.8)
                                             --------       --------
                                             $1,298.2       $1,328.9
                                             ========       ========
                          See accompanying notes



                          REPAP ENTERPRISES INC.
                  Incorporated under the laws of Canada
    CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (see Note 1)
                    (unaudited) (dollars in millions)

                                                    Three Months Ended
                                                         March 31,
                                                       1999      1998
                                                     -------   -------
    Revenues from continuing operations               $162.7    $163.3
    Effects of currency hedging                          1.2       1.2
    Sales deductions                                    16.5      15.2
                                                      ------    ------
    Net sales from continuing operations               145.0     146.9

    Cost of sales before depreciation and
     amortization                                       99.6      95.0
    Selling, administrative and research expenses        7.6       7.9
    Depreciation and amortization                       17.2      16.1
                                                       -----     -----
    Operating profit                                    20.6      27.9

    Interest expense                                    28.1      26.5
    Miscellaneous (income) expenses                      1.2      (0.2)
                                                       -----     -----
    Income (loss) before the undernoted                 (8.7)      1.6

    Provision for income taxes                           0.6       0.8
                                                       -----     -----
    Income (loss) from continuing operations            (9.3)      0.8

    Income from discontinued operations                  0.0      18.1
                                                       -----     -----
    Net income (loss)                                   (9.3)     18.9

    Provision for accretion of other paid-in capital     0.0       1.6
                                                       -----     -----
    Net income (loss) attributable to common
     shareholders                                      $(9.3)    $17.3
                                                       =====     =====
    Average common shares outstanding (millions)       743.5     742.5
                                                       =====     =====
    Income (loss) per share:
      Continuing operations                            $(0.01)   $0.00
      Discontinued operations                            0.00     0.02
                                                       -------   -----
         Total                                         $(0.01)   $0.02
                                                       =======   =====
                         See accompanying notes


                         REPAP ENTERPRISES INC.
                   Incorporated under the laws of Canada
    CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (see Note 1)
                  (unaudited) (dollars in millions)

                                                      Three Months Ended
                                                           March 31
                                                        1999      1998
                                                      --------  --------
    Operating activities:
      Income (loss) from continuing operations         $(9.3)     $0.8

    Add items not affecting cash:
      Depreciation and amortization                     17.2      16.1
      Effects of currency hedging                        1.2       1.2
      Other                                              0.2      (1.7)
                                                       ------    ------
    Cash flow before net changes in non-cash
     working capital                                     9.3      16.4

    Non-cash working capital changes                     8.1      22.8
                                                       ------    ------
    Cash provided by continuing operations              17.4      39.2
                                                       ------    ------
    Investing activities:
      Additions to fixed assets                         (4.8)     (2.7)
      Deferred charges and other assets                  0.2       2.7
                                                       ------    ------
    Cash used in investing activities                   (4.6)      0.0
                                                       ------    ------
    Financing activities:
      Additions to debt                                  0.4       5.4
      Repayment of debt                                 (3.7)    (24.2)
      Revolving credit facility, net change             (9.1)    (16.0)
      Other                                              0.1       0.5
                                                       ------    ------
    Cash used in financing activities                  (12.3)    (34.3)
                                                       ------    ------
    Cash provided by (used in) discontinued operations   0.1     (21.5)
                                                       ------    ------
    Net increase (decrease) in cash                      0.6     (16.6)
    Cash position at beginning of period                 9.3      43.3
                                                       ------    ------
    Cash position at end of period                      $9.9     $26.7
                                                       ======    ======
    Represented by:
    Cash and short-term deposits                        $9.9     $26.7
                                                       ======    ======
                      See accompanying notes



   NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
              Three months ended March 31, 1999 and 1998
                             (unaudited)
                        (dollars in millions)

1.   Financial Statement Presentation

     These condensed consolidated interim financial statements of Repap Enterprises Inc. ("Repap Enterprises" or the "Company") have been prepared by management in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). These condensed consolidated interim financial statements are the responsibility of management and, in its opinion, include all the adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the interim periods presented.

     Reference is made to the Notes to the Consolidated Financial Statements which appear in the Repap Enterprises 1998 Consolidated Financial Statements, including Note 1 on "Financial Statement Presentation". The significant accounting policies disclosed therein apply to these condensed consolidated interim financial statements.

     As further described in Note 3, the accounting policies followed by Repap Enterprises differ in certain respects from those that would have been followed had these condensed consolidated interim financial statements been prepared in conformity with the accounting principles generally accepted in the United States ("US GAAP") and the accounting principles and practices required by the United States Securities and Exchange Commission ("SEC").

Basis of financial statement presentation and going concern assumption

     These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. Repap Enterprises' ability to continue as a going concern is dependent upon its ability to refinance the revolving credit facility, achieve profitable operations and generate positive cash flow on a sustained basis (See Note 1 to the 1998 Consolidated Financial Statements). The outcome of these matters cannot be predicted at this time. These condensed consolidated interim financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should Repap Enterprises be unable to continue in business.

2.   Inventories
                                     March 31,    December 31,
                                       1999          1998
                                     ---------    ------------
     Raw materials and supplies         $49.1         $48.7
     Work in process                      1.0           1.0
     Finished goods                      21.0          16.8
                                     ---------    -----------
                                        $71.1         $66.5
                                     =========    ===========

     Raw materials include chemicals, chips and logs used in the production of pulp, paper and lumber. Work in process and finished goods include pulp, paper and lumber.


3.   Generally Accepted Accounting Principles in the United States

     The condensed consolidated interim financial statements have been prepared in accordance with Canadian GAAP. The following summary sets out the material adjustments to Repap Enterprises' reported net income
(loss) which would be made in order to conform with U.S. GAAP and the accounting principles and practices required by the SEC. For information on the nature of these adjustments, refer to Note 22 of Repap Enterprises' 1998 Consolidated Financial Statements.

                                                       Unaudited
                                                   Three Months Ended
Statement of Operations components:                    March 31,
                                                      1999     1998
                                                     ------    -----
Income (loss) from continuing operations before
provision for accretion in paid-in capital in
accordance with Canadian GAAP.                        $(9.3)    $0.8
Earnings adjustments:
Add (deduct):
 Reversal of revenue-stream hedge                       1.2      1.2
 Unrealized gain on translation of long-term debt      20.8     12.4
 Interest expense on convertible debentures             0.4     (1.6)
 Reversal of amortization of investment tax credits     0.3      0.0
 Foreign exchange gain (loss) on currency contracts     1.7      0.0
                                                      ------   ------
Income (loss) from continuing operations before
 effects of change in accounting principle and
 discontinued operations in accordance with US GAAP.   15.1     12.8

Income (loss) from discontinued operations in
 accordance with US GAAP.                               0.0      1.3
Effects of change in accounting principle (1)          (5.3)     0.0
                                                      ------   ------
Net income                                             $9.8    $14.1
                                                      ======   ======

(1) The AICPA issued Statement of Position 98-5 which requires that the cost of start-up activities be expensed as incurred. The new method of accounting for the costs of start-up activities has reduced start-up costs of $5.3 million previously included in capital assets. The initial application of this Statement of Position has been reported as a cumulative effect of a change in accounting principle.


                                           As at            As at
                                      March 31, 1999   December 31, 1998
                                      in accordance      in accordance
                                      with GAAP in       with GAAP in
                                      Canada    U.S.    Canada    U.S.
                                      ------    ----    ------    ----
Balance Sheet components:
Other assets                          $164.5  $ 62.6    $187.4  $ 64.2
Fixed assets, net                      971.8   966.5     980.0   980.0
Accounts payable                       125.7   126.3     117.8   119.9
Repayable grants and other
 liabilities                            18.1    54.9      21.0    58.0
Convertible debentures                  52.9    67.9      53.1    69.7
Investment tax credits                 107.2   139.4     108.3   140.6
Other paid-in capital                   15.3     0.0      15.2     0.0
Shareholders'(deficiency)             (120.1) (312.2)   (110.8) (322.0)


     New accounting pronouncements under US GAAP
     In June 1998, the FASB issued SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities". This statement requires all derivatives to be recorded on the balance sheet at fair value and provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company is studying the application of this new statement and has not yet determined the impact, if any, on its consolidated financial statements. The adoption of this statement is not expected to change the Company's business practices. As required, the Company plans to adopt this statement upon its applicable effective date in fiscal 2000.

4.   Segmented Information

     The Company is organized on the basis of its three primary products: high quality coated groundwood paper products, northern bleached softwood kraft pulp and construction grade lumber. The Company has three reportable segments: paper, pulp and lumber. Summarized segmented information is as follows:

Information about Segment Operating Profit before
 Depreciation and Amortization

For the three-months ended                                       Segment
 March 31, 1999                            Paper   Pulp  Lumber  Totals
                                           -----   ----  ------  --------
Net sales before intersegment revenues    $127.7  $45.1   $4.3    $177.1
Intersegment revenues                        0.0  (30.9)   0.0     (30.9)
                                           -----   ----   -----    ------
Net sales                                  127.7   14.2    4.3     146.2

Operating profit before
  depreciation and amortization             35.7    3.0    0.3      39.0
Amortization of capital assets
  and goodwill                               7.2    3.8    0.2      11.2


For the three-months ended                                       Segment
 March 31, 1998                            Paper   Pulp  Lumber  Totals
                                           -----   ----  ------  --------
Net sales before intersegment revenues    $134.3  $39.7   $4.9    $178.9
Intersegment revenues                        0.0  (30.8)   0.0     (30.8)
                                           -----   ----  -----    -------
Net sales                                  134.3    8.9    4.9     148.1

Operating profit before
  depreciation and amortization             42.2    2.1    0.8      45.1
Amortization of capital assets
  and goodwill                               7.0    3.7    0.2      10.9


Reconciliation of Reportable Segment Revenues,
 Segment Profit or Loss and Segment Assets

For the three-months ended March 31,                    1999      1998
                                                       ------    ------
Net sales                                             $146.2    $148.1
Effects of revenue stream hedging                       (1.2)     (1.2)
                                                       ------    ------
Consolidated net sales                                 145.0     146.9
                                                       ------    ------
Operating profit before depreciation and amortization   39.0      45.1
  Effects of revenue stream hedging                      1.2       1.2
  Depreciation and amortization                         17.2      16.1
  Interest expense                                      28.1      26.5
  Foreign exchange loss                                  1.4       1.4
  Other expense (revenue)                               (0.2)     (1.7)
                                                       ------    ------
Loss before taxes                                       (8.7)      1.6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL REVIEW (IN CANADIAN DOLLARS UNLESS OTHERWISE NOTED)

Results of Operations

     Repap Enterprises recorded a net loss of $9.3 million ($0.01 per share) for the first quarter ended March 31, 1999, compared with a net income of $17.3 million ($0.02 per share) in the first quarter of 1998. The first quarter of 1998 included a net gain on discontinued operations of $18.1 million.


Shipments in the Company's three product lines were as follows:

                                       First Quarter         %
                                       1998     1999      Change
     Coated paper (000 tons)           112       117       +4.5%
     Kraft pulp (000 metric tons)       13        23      +76.9%
     Lumber (mmfbm)                     12        11       -8.3%

     Revenues from operations for the first quarter of 1999 were $162.7 million, down slightly from revenues of $163.3 million in the first quarter of 1998 and down 9% from revenues of $178.8 million in the fourth quarter of 1998.

     Revenues from coated paper were $142.6 million, down $5.6 million or 4% from the first quarter of 1998 revenues of $148.2 million reflecting mainly the impact of lower pricing resulting from weak paper markets, offset partially by a weaker Canadian dollar and increased shipments.

     Revenues from pulp for the first quarter of 1999 were $15.5 million, up $5.6 million or 5.7% from the first quarter of 1998 revenues of $9.9 million reflecting the impact of higher shipments and a weaker Canadian dollar, offset partly by lower prices.

     Revenues from lumber were $4.6 million in the first quarter of 1999, essentially flat with revenues of $5.2 million in the same period of 1998.

     Cost of sales were $99.6 million in the first quarter of 1999 compared to $95.0 million in the first quarter of 1998, an increase of $4.6 million or 4.8%. The increase in costs is due to the impact of increased shipments of coated paper and kraft pulp, offset in part by the benefit of increased productivity and lower costs in the Company's pulp and paper operations.

     Selling, general and administrative expenses decreased by $0.3 million to $7.6 million in the first quarter of 1999 from $7.9 million in the first quarter of 1998, reflecting mainly the benefits of downsizing of the corporate office.

     Repap Enterprises' operating profit, before depreciation and amortization, and excluding non-cash hedged foreign exchange adjustments, ("EBITDA") was $39.0 million for the first quarter of 1999 compared to an operating profit of $45.2 million in the first quarter of 1998 and to an operating profit of $43.8 million in the fourth quarter of 1998. The decrease of $6.2 million from the first quarter of 1998 reflects the impact of lower prices for coated paper and pulp, which was partially offset by the benefit of increased shipments and lower cost of manufacturing.

     Depreciation and amortization increased by $1.1 million to $17.2 million in the first quarter of 1999 from $16.1 million in the corresponding quarter of 1998. The increase is due primarily to higher amortization of deferred foreign exchange losses on long-term debt, resulting from a weaker Canadian dollar.

     Interest expense in the first quarter of 1999 was $28.1 million compared to $26.5 million in the first quarter of 1998, reflecting lower borrowings at the holding company level, offset in part by the effects of a weaker Canadian dollar.

Liquidity and Capital Resources

     Repap generated $9.3 million in cash from operations in the first quarter of 1999 compared to a cash generation of $16.4 million in the same quarter of 1998. Non-cash working capital changes generated cash of $8.1 million compared with a cash generation of $22.8 million in 1998. The cash generated from operations after working capital in the quarter was used primarily to finance capital expenditures of $4.8 million and to reduce borrowings under the revolving credit facility by $9.1 million. At March 31, 1999, borrowings under the Repap New Brunswick revolving credit facility totaled $67.5 million and unutilized availability was approximately $21.6 million. Repap New Brunswick is a direct wholly owned subsidiary of the Company. Repap Enterprises also had cash on hand of $9.9 million at March 31, 1999.

     During the second quarter of 1999, the Company has debt servicing requirements of approximately $48 million, of which $28 million relates to a semi-annual interest payment on the 10 5/8% Second Priority Senior Secured Notes. This payment was made on April 15, 1999. The balance of approximately $20 million relates primarily to a semi-annual interest payment on the 9% First Priority Senior Secured Notes and to a quarterly interest payment on the First Priority Floating Rate Senior Secured Loans. These payments are due in June.

     In addition to these debt servicing requirements, the Company also has a principal maturity of $10 million due May 22, 1999 under the terms of Repap New Brunswick's revolving credit facility. The Company is reviewing certain alternatives with the objective of refinancing or replacing the $10 million facility. The Company can give no assurances as to whether it will be successful in refinancing or replacing the facility.

Year 2000 Computer Issue

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

     State of Readiness

     In 1997, the Company formalized its Year 2000 preparation efforts by appointing a project team consisting of management, operations and information systems personnel to assess the impact of the Year 2000 issue on its operations, develop plans to address the issue and implement compliance. The project team also developed plans to seek information regarding and to assess the Year 2000 compliance status and remediation efforts of major Third Parties. Repap's information systems consist of business information and process control systems. The business information systems support financial and administrative processes such as order management and product tracking, maintenance and materials management, personnel, payroll, accounts payable and accounts receivable. The process control systems are used primarily in manufacturing operations; they include information technology systems as well as embedded technology, such as chips embedded in various machine components. With respect to the business information systems, the inventorying of computers and the analysis of compliance have been completed. The
Company has elected to replace non-compliant information systems for order management and process information history. Although no assurances can be given, the replacement systems are expected to be operational by September 1999. The programming and testing of most other information systems is on target for completion by the end of May 1999. With respect to the process control systems, Repap has completed the inventorying of its control systems as well as remediation to its main control systems. Repap expects to complete all remaining control systems by June 1999. Repap expects to complete comprehension testing to confirm its remediation work by October 1999. This schedule assumes timely assistance by the vendors of certain systems in the remediation of those systems. The vendors of those systems that are essential to the Company's operations have provided or agreed to provide the necessary assistance.

     The Year 2000 issue also will impact the information systems of Third Parties. The Company, through meetings in some cases and written requests in others, is in the process of seeking to ascertain and assess the progress of major Third Parties in identifying and addressing problems with respect to the Year 2000 issue. Many of these Third
Parties have indicated that they expect to successfully address the issue in a timely fashion. Some others, however, have not yet provided information regarding their state of readiness or have provided responses deemed unsatisfactory by the Company. Repap will continue to seek and to assess information regarding Year 2000 compliance by major
Third Parties.

     Estimated Cost of Remediation

     Repap currently estimates total expenditures of approximately $6 million, of which approximately $1.6 million has been expended as of March 31, 1999, to make the required Year 2000 modifications and replacements to its own systems. All of these costs are being funded through internal cash flow or vendor financing. The estimated total cost does not include any expenditures that may be incurred in connection with the implementation of contingency plans, discussed below.

     The Risks to the Company of not being Year 2000 Compliant

     The Company currently believes that it will be able to modify or replace its own affected systems in a timely fashion so as to minimize detrimental effects on its operations, subject to timely assistance by the vendors of certain process control systems. Repap has received written assurances regarding Year 2000 compliance from some, but not all, Third Parties with respect to their own systems and is not in a position to reliably predict whether Third Parties will experience remediation problems. If the Company or major Third Parties fail to successfully address the Year 2000 issue, there could be a material adverse impact on the business and results of operations of the Company. For example, while the Company self-generates approximately 31% of its electrical power requirements, it purchases the balance from outside sources. If the electrical power grid is disrupted as the result of Year 2000 systems failures, the Company might have to curtail production until the grid is restored. If the Company or a major Third Party fails to successfully address these issues the Company may have to take steps that could adversely and temporarily impact its ability to produce product, process orders and deliver finished products to customers on a timely basis. In the event of Year 2000 disruptions in the operations of the Company's customers, the Company may experience increased levels of inventories and receivables.

     Contingency Plans

     To date, the Company's Year 2000 efforts have been devoted primarily to the readiness program described above. Repap has not yet developed contingency plans to address and mitigate the potential risks associated with the most reasonably likely worst-case scenario. Repap expects to have such plans in place by September 1999. Such plans may include, among other things, seeking alternative sources of supply, stockpiling raw materials and increasing inventory levels. Repap's Year 2000 program is an ongoing process. Estimates of remediation costs and completion dates as well as projections of the possible effects of any non-compliance are subject to change.


Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk.

     Currency
     The profitability level of Repap's Canadian operations is sensitive to fluctuations in foreign exchange rates as most of their revenues are derived in US dollars. A US$0.01 variation in exchange rates affects Repap's cash flow by approximately $3.8 million. The competitiveness of Repap's operations in world markets depends on the relative strength of the currency in the countries of competitive producers. Repap actively hedges its future revenue streams to protect against foreign exchange exposure with the use of forward contracts of varying terms not normally exceeding one year. The objective of the hedging program is to manage the risk of adverse cash flow due to fluctuations in foreign currencies against the Canadian dollar. The percentage of transaction exposure hedged is generally between 20 percent and 80 percent, after taking into account the amounts of US dollars required under Repap's revenue-stream hedging practices.

     At March 31, 1999, approximately 97% of Repap's consolidated borrowings of approximately Cdn.$1.2 billion were in US dollars.

     Repap is naturally hedged against the exchange risk associated with holding US dollar debt. Since most of Repap's products are sold in US dollars, it is highly likely that future US dollar revenue streams will be more than enough to accommodate any US dollar principal repayment as it falls due. Repap has chosen to issue primarily US dollar denominated debt because of this nature hedge and to take advantage of interest rates available on US dollar denominated debt which have, at times, been significantly less than corresponding rates on Canadian dollar-denominated debt.

     Accordingly, effective July 1, 1992, Repap designated future US dollar revenue streams as effective hedges against currency risks related to US dollar debt borrowings. Designation of revenues as a hedge results in exchange gains and losses on debt being deferred without amortization until repayment. At maturity, any exchange adjustment is included with revenues, recognizing that Repap has realized equal and offsetting exchange adjustments in the period the debt is repaid.

     Revenues in the first quarter of 1999 were reduced by $1.2 million as a result of the application of this accounting method. As at December 31, 1998, approximately $42.2 million of hedged currency exchange losses remained on the balance sheet, and are expected to reduce revenues by the following non-cash currency exchange adjustments:

                   Revenue reduction resulting from
                   non-cash currency adjustments:

                    Year     (millions of dollars)
                    ----     ---------------------
                    1999              $ 5.7
                    2000               22.4
                    Thereafter         15.3
                                      -----
                    Total             $43.4


     In April 1995, Repap and Repap New Brunswick refinanced the majority of their US dollar long-term debt with US dollar denominated senior secured notes issued by Repap New Brunswick. The revenue streams which had been identified as an effective hedge in connection with scheduled US dollar principal repayments on the old debt continue; however, to constitute an effective hedge against accumulated exchange losses at the time of refinancing, as it remains highly likely that such revenue streams will be earned as anticipated in the relevant future periods.

     Under generally accepted accounting principals in the United States ("US GAAP"), any change in currency fluctuations is immediately recognized in income. The total amount of the above-mentioned non-cash currency adjustments to future revenues has already been charged to income under US GAAP. Accordingly, any reduction in revenues and income of future years resulting from these currency adjustments under Canadian GAAP will be added back in the reconciliation of revenues and income under US GAAP. (See Note 22 to the Company's Consolidated Financial Statements).

     Interest Rates
     The Company's variable-rate debt from continuing operations, totalling $0.3 billion, is subject to fluctuations in Canadian, US and LIBOR lending rates. A 1% change in interest rates affects Repap's cash flow by approximately $2.6 million.

     Environmental Concerns and Regulations
     The forest products industry is subject to evolving environmental legislation, regulations and standards from various levels of governments which impose effluent and emission standards and other requirements on Repap's operations. Future capital investments may be required to meet legislation, regulations and standards as they evolve. In addition to regulatory pressure, market pressures may influence product evolution. Repap's ability to continue to address changing market needs could require additional capital investments as well as additional investments in product and process development.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     No material legal proceedings have been initiated during the first quarter of 1999.

Item 2.   Changes in Securities and Use of Proceeds.

     No material changes to the constituent instruments defining the rights of the holders of any class of registered securities have occurred during the first quarter of fiscal 1999.

Item 3.   Defaults Upon Senior Securities.

     No material defaults upon senior securities have occurred during the first quarter of fiscal 1999.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the first quarter of fiscal 1999.

Item 5.   Other Information.

     N/A

Item 6.   Exhibits and Reports on Form 8-K.

     a)   Exhibits

          No.    Description
          11.1   Statement re Computation of per Share Earnings
          27     Financial Data Schedule

     b)   Reports on Form 8-K.

     No current Report on Form 8-K was filed by the Company during first quarter of fiscal 1999.


                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REPAP ENTERPRISES INC.
                                   Registrant


Date:  May 14, 1999                /s/  Michelle A. Cormier
                                   Michelle A. Cormier
                                   Vice President, Finance




                           EXHIBIT INDEX
Exh. 11.1 Statement Re:  Computation of per Share EarningsExh.
     27   Financial Data Schedule




EXHIBIT 11.1

          STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
             (dollars in millions of Canadian dollars)
                       (shares in millions)


                                                         First Quarter
                                                        ended March 31,
                                                         1999    1998
                                                        ------  ------
BASIC
  Average shares outstanding                             743.5   742.5
  Income (loss) from continuing operations                (9.3)   (0.8)
  Net Income (loss) attributable to common shareholders    0.0    17.3
  Basic earnings (loss) from continuing operations
    per share                                             (0.01)   0.00
  Basic earnings (loss) per share                         (0.01)   0.02

DILUTED (1)
  Average shares outstanding                              743.5  742.5
  Stock options granted                                    69.7   63.2
  Assumed conversion of convertible debentures              0.0    0.0

-----------------------------------------
(1) Diluted earnings per share are not computed as the effect of the conversions of convertible debentures and the exercise of stock options are antidilutive. The convertible debentures are convertible at US$0.35 per common share.