Form 10-Q
period 1999-06-30
REPAP ENTERPRISES INC
filed 1999-08-10
CIK 823534

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q
(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d)  of   the
     Securities Exchange Act of 1934 For the quarterly period ended
     June 30, 1999.
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

300  Atlantic  Street, Suite 200              Stamford,  CT,  06901
(Address of principal executive offices)     (City, State, Zip Code)

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

743,460,637 shares of the registrant's Common Stock, no par value, were outstanding as of the close of business on June 30, 1999.




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

     The following table sets forth the exchange rates of the Canadian dollar to the U.S. dollar for the period ended and as at December 31, 1998 and for the six months ended and as at June 30, 1999 and 1998 (such rates, which are expressed in dollars, being the noon buying rates in New York City for cable transfer in U.S. dollars as certified for customs purposes by the Federal Reserve Bank of New York). On August 9, 1999, US$1.00 equaled C$1.5028.

                              Six Months          Year Ended
                            Ended June 30,       December 31,
                            --------------       ------------
                            1999     1998            1998
                            ----     ----            ----
                                      (C$ per US$)
    High                   1.4512   1.4075          1.4658
    Low                    1.5302   1.4710          1.5770
    Average (1)            1.4922   1.4386          1.4641
    At End of Period (2)   1.4735   1.4717          1.5263

--------------------
(1)  The average of the daily buying rates during the applicable period.
(2)  Noon buying rate on last banking day.


PART I. - FINANCIAL INFORMATION
Item 1. -     Financial Statements.

                          REPAP ENTERPRISES INC.
                  Incorporated under the laws of Canada

        CONDENSED CONSOLIDATED INTERIM BALANCE SHEET (see Note 1)
                     (unaudited as at June 30, 1999)
                          (dollars in millions)

                                              As at        As at
                                            June 30,    December 31,
                                              1999          1998
ASSETS                                      --------    ------------
Current assets
Cash and short term deposits               $   72.3      $    9.4
Accounts receivable                            52.1          68.5
Inventories                                    66.8          66.5
Prepaid expenses and other assets               4.5           0.8
                                           --------      --------
                                              195.7         145.3
                                           --------      --------
Fixed assets, net                             966.8         980.0
Investments                                    16.2          16.2
Other assets                                  137.2         187.4
                                           --------      --------
                                           $1,315.9      $1,328.9
LIABILITIES                                ========      ========
Current liabilities
Accounts payable and accrued liabilities   $  103.4      $  117.8
Current portion of long-term debt and
  repayable grants                              6.1           7.6
Revolving credit facility                       0.0          77.6
                                           --------      --------
                                              109.5         203.0
                                           --------      --------
Long-term debt                              1,193.1       1,084.6
Repayable grants and other liabilities         19.0          21.0
                                           --------      --------
                                            1,212.1       1,105.6
CAPITAL SOURCES                            --------      --------
Investment tax credits                        105.7         108.3
Grants-non-repayable                           22.2          22.8
                                           --------      --------
                                              127.9         131.1
                                           --------      --------
SHAREHOLDERS' EQUITY (DEFICIENCY)
Preferred shares                               16.0          16.0
Common shares                                 640.6         640.6
Deficit                                      (805.5)       (782.7)
Other paid-in capital                          15.3          15.3
                                           --------      --------
                                             (133.6)       (110.8)
                                           --------      --------
                                           $1,315.9      $1,328.9
                                           ========      ========
                         See accompanying notes



                         REPAP ENTERPRISES INC.
                  Incorporated under the laws of Canada

         CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
             (see Note 1) (unaudited) (dollars in millions)

                                               Second        Six Months
                                              Quarter       Ended June 30
                                            1999    1998    1999     1998
                                           ------  ------  ------   ------
Revenues from continuing operations        $142.4  $168.8  $305.0   $332.1
Effects of currency hedging                  (1.7)   (1.7)   (2.9)    (2.9)
                                           ------  ------  ------   ------
Net revenues                                140.7   167.1   302.1    329.2
                                           ------  ------  ------   ------
Net sales from continuing operations        125.9   151.2   270.8    298.1

Cost of sales before depreciation and
 amortization                                92.9    99.4   192.4    194.4
Selling, administrative and research
 expenses                                     7.0     8.6    14.6     16.5
Depreciation and amortization                14.7    15.0    31.8     31.1
                                           ------  ------  ------   ------
Operating profit                             11.3    28.2    32.0     56.1

Interest expense                             28.3    27.0    56.5     53.5
Miscellaneous (income) expenses              (4.0)    1.8    (2.8)     1.6
                                           ------  ------  ------   ------
Income (loss) before the undernoted         (13.0)   (0.6)  (21.7)     1.0

Provision for income taxes                    0.5     0.5     1.1      1.3
                                           ------  ------  ------   ------
Loss from continuing operations             (13.5)   (1.1)  (22.8)    (0.3)

Unusual charges                               0.0    46.3     0.0     46.3
Income (loss) from discontinued operations    0.0    (0.3)    0.0     17.8
                                           ------  ------  ------   ------
Net loss                                    (13.5)  (47.7)  (22.8)   (28.8)

Provision for accretion of other paid-in
 capital                                      0.0     1.3     0.0      2.9
                                           ------  ------  ------   ------
Net loss attributable to common
 shareholders                             $(13.5)  $(49.0) $(22.8)  $(31.7)
                                          ======   ======  ======   ======
Average common shares outstanding
 (millions)                                743.5    742.5   743.5    742.5
                                          ------   ------  ------   ------
Loss per share:
 Continuing operations                     $(0.02)  $(0.07) $(0.03)  $(0.07)
 Discontinued operations                     0.00     0.00    0.00     0.02
                                           ------   ------  ------   ------
     Total                                 $(0.02)  $(0.07) $(0.03)  $(0.05)
                                           ======   ======  ======   ======

                         See accompanying notes



                         REPAP ENTERPRISES INC.
                  Incorporated under the laws of Canada

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (see Note 1)
                    (unaudited) (dollars in millions)

                                              Second           Six Months
                                              Quarter         Ended June 30
                                           1999     1998      1999     1998
                                          ------   ------    ------   ------
Operating activities:
 Loss from continuing operations          $(13.5)  $(47.4)   $(22.8)  $(46.6)
Add items not affecting cash:
 Depreciation and amortization              14.6     15.0      31.8     31.2
 Effects of currency hedging                 1.7      1.7       2.9      2.9
 Other                                       0.4     48.7       0.6     47.0
                                           ------   ------   -------  -------
Cash flow before net changes in non-cash
 working capital                             3.2     18.0      12.5     34.5

Non-cash working capital changes            (9.6)    (4.2)     (1.5)   (20.0)
                                           ------   ------    ------  -------
Cash provided by  (used in) continuing
 operations                                 (6.4)    13.8      11.0     14.5

Investing activities:
 Additions to fixed assets                  (8.1)    (5.5)    (12.9)    (8.2)
 Deferred charges and other assets          (5.8)   (20.9)     (5.6)   (18.2)
                                           ------   ------    ------   ------
Cash used in investing activities          (13.9)   (26.4)    (18.5)   (26.4)

Financing activities:
 Additions to debt                         150.7    516.4     151.1    521.8
 Repayment of debt                          (1.9)  (434.4)     (5.6)  (458.7)
 Redemption of debentures                    0.0    (75.0)      0.0    (75.0)
 Revolving credit facility, net change     (65.7)     4.5     (74.8)   (11.4)
 Other                                      (0.2)   (17.6)     (0.1)   (17.2)
                                          -------  -------    ------  -------
Cash provided by (used in)  financing
 activities                                 82.9     (6.1)     70.6    (40.5)

Cash provided by (used in) discontinued
 operations                                 (0.2)     0.6      (0.2)    17.7

Net increase (decrease) in cash             62.4    (18.1)     62.9    (34.7)
Cash position at beginning of period         9.9     26.7       9.4     43.3
                                           -----    -----     -----    -----
Cash position at end of period             $72.3     $8.6     $72.3     $8.6
                                           =====    =====     =====    =====
Represented by:
 Cash and short-term deposits              $72.3     $8.6     $72.3     $8.6
                                           =====    =====     =====    =====

                          See accompanying notes



                         REPAP ENTERPRISES INC.

      NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                 Six months ended June 30, 1999 and 1998
                               (unaudited)
                          (dollars in millions)

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

    Basis   of  financial  statement  presentation  and  going  concern assumption

   These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. Repap Enterprises' ability to continue as a going concern is dependent upon achieving profitable operations and generating positive cash flow on a sustained basis (See Note 1 to the 1998 Consolidated Financial Statements). The outcome of these matters cannot be predicted at this time. These condensed consolidated interim financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should Repap Enterprises be unable to continue in business.

2. Inventories
                                     June 30, 1999    December 31, 1998
                                     -------------    -----------------
       Raw materials and supplies       $41.0               $48.7
       Work in process                    1.0                 1.0
       Finished goods                    24.7                16.8
                                        -----               -----
                                        $66.7               $66.5

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

                                                             Unaudited
                                                             Six Months
Statement of Operations components:                        Ended June 30,
                                                           1999     1998
                                                          ------   ------
Income (loss) from continuing operations before provision
  for accretion in paid-in capital in accordance with
  Canadian GAAP.                                         $(22.8)  $(46.6)
Earnings adjustments:
Add (deduct):
 Reversal of revenue-stream hedge                           2.9      2.9
 Unrealized gain (loss) on translation of long-term debt   44.5    (24.2)
 Interest expense on convertible debentures                 0.4     (2.9)
 Reversal of amortization of investment tax credits         0.6      0.0
 Foreign exchange gain on currency contracts                2.4      0.0
 Cost of early redemption of long-term debt                 0.0     46.3
                                                           -----   ------
Income (loss) from continuing operations before effects
  of change in accounting principle and discontinued
  operations in accordance with US GAAP.                   28.2    (24.5)
Income from discontinued operations in accordance with US
GAAP                                                        0.0     17.7
Extraordinary item net of related taxes                     0.0    (23.7)
Effects of change in accounting principle (1)              (5.2)     0.0
                                                          -----    -----
Net income                                                $23.0    $30.5
                                                          =====    =====
(1)The AICPA issued Statement of Position 98-5 which requires that the cost of start-up activities be expensed as incurred. The new method of accounting for the costs of start-up activities has reduced start-up costs of $5.2 million previously included in capital assets. The initial application of this Statement of Position has been reported as a cumulative effect of a change in accounting principle.

                                             As at             As at
                                         June 30, 1999   December 31, 1998
                                         In accordance     In accordance
                                         with GAAP in      with GAAP in
                                         Canada   U.S.    Canada     U.S.
                                         ------  ------   ------    ------
Balance Sheet components:
Other assets                             $137.1   $65.8   $187.4     $64.2
Net capital assets                        967.0   961.8    980.0     980.0
Accounts payable                          103.4   123.6    117.8     119.9
Repayable grants and other liabilities     18.9    35.7     21.0      58.0
Investment tax credits                    105.9   137.6    108.3     140.6
Convertible debentures                     52.0    66.2     53.1      69.7
Other paid-in capital                      15.2     0.0     15.2       0.0
Shareholders' (deficiency)               (148.9) (293.1)  (110.8)   (322.0)

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

Information about Segment Operating Profit before
Depreciation and Amortization

For the six-months ended                                         Segment
June 30, 1999                            Paper   Pulp   Lumber   Totals

Net sales before intersegment revenues  $238.7   $85.6    $9.5    $333.8
Intersegment revenues                      0.0   (60.1)    0.0     (60.1)
                                        ------   -----    ----    ------
Net sales                                238.7    25.5     9.5     273.7

Operating profit before depreciation
 and amortization                         62.3     3.6     0.8      66.7
Amortization of capital assets and
 goodwill                                 14.3     7.6     0.4      22.3

For the six-months ended                                         Segment
June 30, 1998                            Paper   Pulp   Lumber   Totals

Net sales before intersegment revenues  $268.3   $85.1   $10.7    $364.1
Intersegment revenues                      0.0   (63.1)    0.0     (63.1)
                                        ------   -----   -----    ------
Net sales                                268.3    22.0    10.7     301.0

Operating profit before depreciation
 and amortization                         85.1     3.3     1.7      90.1
Amortization of capital assets and
 goodwill                                 13.6     7.4     0.4      21.4


Reconciliation of Reportable Segment Revenues, Segment Profit or Loss and Segment Assets
For the six-months ended June 30,                    1999     1998
                                                    ------   ------
Net sales                                           $273.7   $301.0
Effects of revenue stream hedging                     (2.9)    (2.9)
                                                    ------   ------
Consolidated net sales                               270.8    298.1

Operating profit before depreciation and
 amortization                                        66.7      90.1
  Effects of revenue stream hedging                   2.9       2.9
  Depreciation and amortization                      31.8      31.1
  Interest expense                                   56.5      53.5
  Foreign exchange loss                              (1.8)      3.9
  Other expense (revenue)                            (1.0)     44.0
                                                   ------    ------
Loss before taxes                                  $(21.7)   $(45.3)
                                                   ======    ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL REVIEW (IN CANADIAN DOLLARS UNLESS OTHERWISE NOTED)

     Repap Enterprises Inc. recorded a net loss of $13.5 million ($0.02 per share) for the second quarter ended June 30, 1999, compared with a net loss of $49.0 million ($0.07 per share) in the second quarter of 1998. The second quarter of 1998 included one-time refinancing charges of $46.3 million.

     For the six months ended June 30, 1999, Repap reported a loss of $22.8 million ($0.03 per share) compared to a loss of $31.7 million ($0.05 per share) for the corresponding period in 1998.

Shipments in the Company's three product lines were as follows:

                               Second Quarter    Six Months
                                1999    1998     1999   1998
                                ----    ----     ----   ----
Coated paper (000 tons)          110     114      227    226
Kraft pulp (000 metric tons)      16      20       39     33
Lumber (mmfbm)                    13      16       24     28

     Revenues from operations for the second quarter of 1999 were $142.4 million, down 15.6% from revenues of $168.8 million in the second quarter of 1998 and down 12.5% from revenues of $162.7 million in the first quarter of 1999. Revenues for the six month period ending June 30, 1999 were $305.0 million, down 8.2% from revenues of $332.1 million for the same period of 1998. The reduction in revenues is due primarily to lower prices in all product lines.

  - Revenues from coated paper were $266.9 million, down $29.3 million or 9.9% from the first half of 1998 revenues of $296.2 million, reflecting mainly the impact of lower pricing resulting from weak paper markets, offset partially by a weaker Canadian dollar and marginally higher shipments.

  -  Revenues from pulp in the first half of 1999 were $28.0 million, up
     $3.4 million or 13.8% from the first half of 1998 revenues of $24.6 million, reflecting the impact of higher shipments and a weaker Canadian dollar, offset in part by lower prices.

  - Revenues from lumber were $10.1 million in the first half of 1999, down slightly from revenues of $11.3 million in the same period of 1998, reflecting lower shipments, offset partially by higher pricing.

     Shipments of coated paper totaled 226,825 tons in the first  half  of
1999  compared  to  225,750  tons for the same  period  in  1998.   The
increase of 1,075 tons represents increased shipments due to a 6% increase in productivity, offset partially by the negative impact of a 6-day labor strike by the unionized employees of the paper and kraft
pulp   mill  operations  during  June  1999,  which  resulted  in  lost production of approximately 8,700 tons of paper and 5,300 metric tons of kraft pulp. A new 6-year collective agreement was reached between the Company and the employees, and operations resumed immediately.

     Shipments  of kraft pulp totaled 39,030 metric tons in  the  first half of 1999 compared to 33,365 metric tons for the same period in 1998. The increase of 5,665 metric tons was due mainly to a reduction in inventories offset, in part, by the impact of the labor strike.

     Shipments of lumber totaled 23.7 million foot board measure ("mmfbm") compared to 27.6 mmfbm for the same period in 1998. The decrease of 3.9 mmfbm related to the negative impact of a 30-day labor strike by the unionized sawmill employees from mid-June 1999 to mid-July 1999. A new 4-year collective agreement was signed with the employees and operations have resumed.

     Cost of sales were $192.4 million in the first half of 1999 compared to $194.4 million in the first half of 1998, a decrease of $2.0 million. The decrease in costs is due mainly to the benefit of increased productivity and lower costs in the Company's pulp and paper operations.

     Selling, general and administrative expenses decreased by $1.9 million to $14.6 million in the first half of 1999 from $16.5 million in the same period of 1998, reflecting continued efforts to reduce costs.

     Repap Enterprises' operating profit, before depreciation and amortization, and excluding non-cash currency adjustments, ("EBITDA") was $27.7 million for the second quarter of 1999 compared to an EBITDA of $44.9 million in the second quarter of 1998 and to an EBITDA of $39.0 million in the first quarter of 1999. The decrease of $17.2 million from the second quarter of 1998 reflects the impact of lower prices for coated paper and pulp, offset partially by higher shipments, the benefits of increased productivity and lower costs, and a weaker Canadian dollar.

     Repap's EBITDA for the first six months of 1999 was $66.7 million, compared to $90.1 million for the same period in 1998. The decrease of $23.4 million is due primarily to lower pricing for paper and pulp, offset partially by higher shipments, increased productivity and lower costs.

     Depreciation and amortization increased by $0.7 million to $31.8 million for the six months ending June 30, 1999 from $31.1 million in the corresponding quarter of 1998. The increase is due primarily to higher amortization of deferred foreign exchange losses on long-term debt, resulting from a weaker Canadian dollar.

     Interest expense in the first half of 1999 was $56.5 million compared to $53.5 million in the same period of 1998, reflecting higher borrowings.

Liquidity and Capital Resources

     Repap Enterprises generated $12.5 million in cash from operations in the first half of 1999 compared to a cash generation of $34.5 million in the first half of 1998. Non-cash working capital changes used cash of $1.5 million in the first half of 1999 compared to a use of cash of $20.0 million for the same period in 1998. The cash generated from operations after working capital in the first half of 1999 was used primarily to finance capital expenditures of $12.9 million.

     On May 28, 1998, the Company's wholly-owned subsidiary, Repap New Brunswick Inc., ("Repap New Brunswick") completed a US$100 million,
11 1/2%, Senior Secured Note financing, secured by trade receivables, inventories and the fixed assets of Repap New Brunswick's Blackville
sawmill.   The net proceeds of the financing were used to terminate  and repay  in  full  all  amounts outstanding under  Repap  New  Brunswick's
revolving credit facility and to provide increased liquidity.   Cash  on
hand at June 30, 1999 totaled $65.2 million in Repap New Brunswick.   In
addition, Repap Enterprises had cash on hand of $7.1 million at June 30, 1999.

     During the second quarter of 1999, the Company had total debt servicing requirements of $46.7 million, of which $45.3 million was interest and $1.4 million was principal. During the third quarter of 1999, the Company has debt servicing requirements of approximately $7.7 million, of which $6.2 million is interest and $1.5 million is principal.

Coated Paper Outlook

     Repap's June 30, 1999 coated paper inventories were at 22,000 tons, or 20 days supply. They were up 4,500 tons from March 31, 1999 inventories of 17,500 tons. A portion of this increase (2,000 tons) was planned and the balance was due to timing.

     Industry mill inventories of coated groundwood paper were at approximately 218,000 tons at the end of May, up somewhat from March 31, 1999.

     Reported buyer inventories were at 587,000 tons at the end of May, 1999, down 30,000 tons from the prior month and compared to a peak of 747,000 tons in July 1998.

     Coated groundwood shipments from U.S. producers were down 4.6% through May versus the same period last year. Purchases during that period were down 6% reflecting depletion of inventory, continued grade substitution and market related downtime by several mills.

     Since June 1999, order activity has strengthened resulting in increasing
order  backlogs.   The  Company's order book for the  third  quarter  is
essentially  full,  as  it  enters  a traditionally  strong  advertising
season.   Coated paper prices, which have been declining for  about  one year, appear to have bottomed in the second quarter. There can be no assurances that prices will not continue to decline nor that there will be any increase in the future.

Year 2000 Computer Issue
     The Company, as well as its customers, suppliers, the financial institutions and governmental entities with which it deals (collectively, "third parties"), utilize information systems that will be affected by the date change to the year 2000. Many of these systems, if not modified or replaced, will be unable to properly recognize and process date-sensitive information before, on and after January 1, 2000.

     State of Readiness

     In 1997, the Company formalized its Year 2000 preparation efforts by appointing a project team consisting of management, operations and information systems personnel. Their mandate was to assess the impact of Year 2000 issues on the Company's operations, develop plans to address the issues and implement compliance. The project team also developed plans to gather information to assess the Year 2000 compliance status and remediation efforts of major third parties. Repap's information systems consist of business information and process control systems. The business information systems support financial and administrative processes such as customer order management and product tracking, maintenance and materials management, personnel, payroll, accounts payable, accounts receivable and general ledger. The process control systems are used primarily in manufacturing operations; they include information technology systems as well as embedded technology, such as chips in various machine components. With respect to the business information systems, the inventorying of computers and the analysis of compliance have been completed. The Company has elected to replace non-compliant information systems for customer order management and process information history ("data historian"). The customer order system became operational in July 1999, and, while no assurances can be given, the data historian is expected to be completed in the third quarter. The programming and testing of most other information systems has been completed. With respect to the process control systems, Repap has completed the inventorying of its control systems as well as remediation of its main control systems. Repap expects to complete comprehensive testing to confirm its remediation work by October 1999. This schedule assumes timely assistance by the vendors of certain systems in the remediation of those systems. The vendors of those systems that are essential to the Company's operations have provided or agreed to provide the necessary assistance.

     The Year 2000 issue also will impact the information systems of third parties. The Company, through meetings in some cases and written requests in others, is in the process of seeking to ascertain and assess the progress of major third parties in identifying and addressing problems with respect to Year 2000 issues. Many of these third parties have indicated that they expect to successfully address the issue in a timely fashion. Some others, however, have not yet provided information regarding their state of readiness or have
provided  responses deemed unsatisfactory by the Company.   Repap  will
continue to seek and to assess information regarding Year 2000 compliance by major third parties.

     Estimated Cost of Remediation

     Repap currently estimates total expenditures of approximately $6 million of which approximately $4.914.94.94 million has been expended as of June 30, 1999, to make the required Year 2000 modifications and replacements to its own systems. All of these costs are being funded through internal cash flow or vendor financing. The estimated total cost does not include any expenditures that may be incurred in connection with the implementation of contingency plans, discussed below.

     Risks to the Company of Non-Compliance

     The Company currently believes that it will be able to modify or replace its own affected systems in a timely fashion so as to minimize detrimental effects on its operations, subject to timely assistance by the vendors of certain process control systems. Repap has received written assurances regarding Year 2000 compliance from some, but not all, third parties with respect to their own systems and is not in a position to reliably predict whether third parties will experience remediation problems. If the Company or major third parties fail to successfully address the Year 2000 issue, there could be a material adverse impact on the business and results of operations of the Company. For example, while the Company self-generates approximately 31% of its electrical power requirements, it purchases the balance from outside sources. If the electrical power grid is disrupted as a result of Year 2000 systems failures, the Company might have to curtail production until the grid is restored. If the Company or a major third party fails to successfully address these issues the Company may have to take steps that could adversely and temporarily impact its ability to produce product, process orders and deliver finished products to customers on a timely basis. In the event of Year 2000 disruptions in the operations of the Company's customers, the Company may experience increased levels of inventories and receivables.

     Contingency Plans

     To date, the Company's Year 2000 efforts have been devoted primarily to the readiness program described above. Repap has not yet developed contingency plans to address and mitigate the potential risks associated with the most reasonably likely worst-case scenario. Repap expects to have such plans in place by October 1999. Such plans may include, among other things, seeking alternative sources of supply, stockpiling raw materials and increasing inventory levels. Repap's Year 2000 program is an ongoing process. Estimates of remediation costs and completion dates as well as projections of the possible effects of any non-compliance are subject to change.

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance or events and are subject to risks and uncertainties that could cause actual results and company plans and objectives to differ materially from those expressed in the forward-looking statements. Such risks and uncertainties include, but are not limited to, changes in the United States and international economies; changes in worldwide demand for the company's products; changes in worldwide production and production capacity in the forest products industry; competitive pricing pressures for the company's products; changes in raw material, energy, and other costs; and currency fluctuations.

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

     At   June   30,  1999,  essentially  all  of  Repap's  consolidated
borrowings of approximately Cdn.$1.2 billion were in US dollars.

     Repap is naturally hedged against the exchange risk associated with holding US dollar debt because most of Repap's products are sold in US dollars. Repap has chosen to issue primarily US dollar denominated debt because of this natural hedge and to take advantage of interest rates available on US dollar denominated debt which have, at times, been significantly less than corresponding rates on Canadian dollar-denominated debt.

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

     Revenues in the six months ending June 30, 1999 were reduced by $2.9 million as a result of the application of this accounting method. As at December 31, 1998, approximately $43.4 million of hedged currency exchange losses remained on the balance sheet, and are expected to reduce revenues by the following non-cash currency exchange adjustments:

     Revenue reduction resulting from non-cash currency adjustments
                  Year         (dollars in millions)
                  1999                $  5.7
                  2000                  22.4
                  Thereafter            15.3
                  Total                $43.4

     In April 1995, Repap and Repap New Brunswick refinanced the majority of their US dollar long-term debt with US dollar denominated senior secured notes issued by Repap New Brunswick. However, the revenue streams which had been identified as an effective hedge in connection with scheduled US dollar principal repayments on the old debt continue to constitute an effective hedge against accumulated exchange losses at the time of refinancing, as it remains highly likely that such revenue streams will be earned as anticipated in the relevant future periods.

     Under generally accepted accounting principals in the United States ("US GAAP"), any change in the currency fluctuations is immediately recognized in income. The total amount of the above-mentioned non-cash currency adjustments to future revenues has already been charged to income under US GAAP. Accordingly, any reduction in revenues and income of future years resulting from these currency adjustments under Canadian GAAP will be added back in the reconciliation of revenues and income under US GAAP. (See Note 22 to the Company's Consolidated Financial Statements).

     Interest Rates
     The Company's variable-rate debt from continuing operations, totaling US$120 million, is subject to fluctuations in Canadian, US and LIBOR lending rates. A 1% change in interest rates affects Repap's cash flow by approximately US$1.2 million.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     On  June  16,  1999,  Mr. F. Steven Berg  filed a summons with the
Supreme Court of the State of New York in the County of New York seeking a declaratory judgement that his employment agreement is a valid and binding corporate obligation of the Company. On July 7, 1999 the summons and the related complaint were served upon the Company. The Company is taking advice of counsel with respect to such action. At present, the Company is due to respond to Mr. Berg's complaint on or before August 20, 1999.

     In the spring of 1999, certain shareholders of the Company expressed concern over Mr. Berg's employment contract with the Company. In a notice to shareholders published in the financial press on June 11, 1999, TD Asset Management Inc. and EQSF Advisors, Inc., which acts as advisor to Third Avenue Value Fund and to Third Avenue Small Cap Value Fund (the "dissident shareholders") advised of their intention to nominate and vote for an alternative slate of directors at an annual and special meeting of the shareholders of the Company originally
scheduled  for  June  18,  1999.   On  June  23,  1999,  the dissident
shareholders received written communication from the existing directors with the exception of Messrs. Larson and Berg, indicating their willingness to resign in the event that shareholders holding a significant number of shares of the Company so desired. On June 25, 1999, the existing directors, with the exception of Messrs. Larson and Berg, resigned in favor of nominees of the dissident shareholders. The new Board of Directors then formed an Independent Committee of the Board comprised of all directors with the exception of Messrs. Berg and Larson. The mandate of the Independent Committee is to investigate the circumstances surrounding the negotiation and approval of Mr. Berg's employment agreement and to make a recommendation to the Board
of  Directors  with  respect  thereto.   The  Independent Committee is
actively pursuing its mandate with a view to determining the facts and resolving the issues between the Company and Mr. Berg in an expeditious manner.

     If the employment agreement is determined to be a valid and binding obligation of the Company, grounds do not exist to set it aside and Mr. Berg is not found to be in breach of the agreement, then the Company would incur substantial financial obligations to Mr. Berg in the event that he is not elected by the shareholders as a director at the Annual Meeting of Shareholders to be held on August 16, 1999. The Board of Directors, however, has concluded that Mr. Berg does not have the support of management or of the shareholders of the Company and, accordingly, has determined not to nominate him for election as a director at such Meeting.

Item 2.   Changes in Securities and Use of Proceeds.

     No material changes to the constituent instruments defining the rights of the holders of any class of registered securities have occurred during the second quarter of fiscal 1999.

Item 3.   Defaults Upon Senior Securities.

     No material defaults upon senior securities have occurred during the second quarter of fiscal 1999.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the second quarter of fiscal 1999.

Item 5.   Other Information.

          N/A

Item 6.   Exhibits and Reports on Form 8-K.

          a)   Exhibits

               No.  Description
               11.1 Statement re Computation of per Share Earnings
               27   Financial Data Schedule

          b)   Reports on Form 8-K.

     No current Report on Form 8-K was filed by the Company during second quarter of fiscal 1999.





                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REPAP ENTERPRISES INC.
                                   Registrant


Date:     August 10, 1999          /s/  Michelle A. Cormier
                                   Michelle A. Cormier
                                   Vice President, Finance





EXHIBIT INDEX
Exh. 11.1       Statement Re:  Computation of per Share Earnings
Exh. 27         Financial Data Schedule





EXHIBIT 11.1

             STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                (dollars in millions of Canadian dollars)
                          (shares in millions)


                                                             Six Months
                                                           ended June 30,
                                                           --------------
                                                            1999     1998
                                                            ----     ----
BASIC
  Average shares outstanding                               743.5    742.5

  Income (loss) from continuing operations                 (22.8)   (49.5)
  Net Income (loss) attributable to common shareholders    (22.8)   (31.7)
  Basic earnings (loss) from continuing operations
    per share                                               (0.03)   (0.07)
  Basic earnings (loss) per share                           (0.03)   (0.04)

DILUTED (1)
  Average shares outstanding                               743.5    742.5
  Stock options granted                                     55.6     63.2
  Assumed conversion of convertible debentures               0.0      0.0

-----------------------------------------
(1) Diluted earnings per share are not computed as the effect of the conversions of convertible debentures and the exercise of stock options are antidilutive. The convertible debentures are convertible at US$0.35 per common share.