Form 10-Q
period 1999-09-30
REPAP ENTERPRISES INC
filed 1999-11-04
CIK 823534

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended September 30, 1999.

                                  or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ______ to ______.

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

743,460,637 shares of the registrant's Common Stock, no par value, were outstanding as of the close of business on September 30, 1999.



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

     The following table sets forth the exchange rates of the Canadian dollar to the U.S. dollar for the period ended and as at December 31, 1998 and for the nine months ended and as at September 30, 1999 and 1998 (such rates, which are expressed in dollars, being the noon buying rates in New York City for cable transfer in U.S. dollars as certified for customs purposes by the Federal Reserve Bank of New
York).  On November 2, 1999, US$1.00 equaled C$1.4690.

                               Nine Months           Year Ended
                           Ended September 30,      December 31,
                           -------------------      ------------
                            1999         1998           1998
                           ------       ------         ------
                                        (C$ per US$)
    High                   1.4512       1.4658         1.4075
    Low                    1.5302       1.5770         1.5770
    Average (1)            1.4903       1.4642         1.4836
    At End of Period (2)   1.4695       1.5262         1.5375

--------------------
(1)  The average of the daily buying rates during the applicable period.
(2)  Noon buying rate on last banking day.




PART I. - FINANCIAL INFORMATION
Item 1. -     Financial Statements.

                         REPAP ENTERPRISES INC.
                 Incorporated under the laws of Canada

       CONDENSED CONSOLIDATED INTERIM BALANCE SHEET (see Note 1)
                 (unaudited as at September 30, 1999)
                         (dollars in millions)

                                             As at          As at
                                         September 30,   December 31,
                                             1999           1998
ASSETS                                   -------------   ------------
Current assets
Cash and short term deposits                  $73.8           $9.4
Accounts receivable                            72.8           68.5
Inventories                                    73.6           66.5
Prepaid expenses and other assets               2.8            0.8
                                            --------       --------
                                              223.0          145.3
                                            --------       --------
Fixed assets, net                             959.3          980.0
Investments                                    16.2           16.2
Other assets                                  132.8          187.4
                                            --------       --------
                                           $1,331.3       $1,328.9
                                           =========      =========
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities     $136.0         $117.8
Current portion of long-term debt and
   repayable grants                             6.2            7.6
Revolving credit facility                        --           77.6
                                            --------      ---------
                                              142.2          203.0
                                            --------      ---------
Long-term debt                              1,192.2        1,084.6
Repayable grants and other liabilities         17.7           21.0
                                           ---------      ---------
                                            1,209.9        1,105.6
                                           ---------      ---------
CAPITAL SOURCES
Investment tax credits                        104.5          108.3
Grants-non-repayable                           22.0           22.8
                                           ---------      ---------
                                              126.5          131.1
SHAREHOLDERS' DEFICIENCY
Preferred shares                               16.0           16.0
Common shares                                 640.6          640.6
Deficit                                      (819.2)        (782.7)
Other paid-in capital                          15.3           15.3
                                           ---------      ---------
                                             (147.3)        (110.8)
                                           ---------      ---------
                                           $1,331.3       $1,328.9
                                           =========      =========
                          See accompanying notes



                          REPAP ENTERPRISES INC.
                   Incorporated under the laws of Canada

          CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
               (see Note 1) (unaudited) (dollars in millions)

                                           Third          Nine Months
                                          Quarter     Ended September 30,
                                      --------------  -------------------
                                       1999    1998      1999     1998
                                      ------- -------   -------  -------
Revenues from continuing operations   $160.4  $172.7    $465.5   $504.8
Effects of currency hedging             (1.2)   (1.2)     (4.1)    (4.0)
                                      ------- -------   -------  -------
Net revenues                           159.2   171.5     461.4    500.8
                                      ------- -------   -------  -------
Net sales from continuing operations   141.5   154.5     412.3    452.7

Cost of sales before depreciation and
   amortization                        102.6   101.2     295.0    295.7
Selling, administrative and research
   expenses                              7.0    11.1      21.6     27.6
Depreciation and amortization           15.6    19.6      47.5     50.7
                                      ------- -------   -------  -------
Operating profit                        16.3    22.6      48.2     78.7

Interest expense                        30.0    29.2      86.4     82.6
Miscellaneous (income) expenses         (0.4)    4.2      (3.2)     5.8
                                      ------- -------   -------  -------
Income (loss) before the undernoted    (13.3)  (10.8)    (35.0)    (9.7)

Provision for income taxes               0.5     0.8       1.6      2.1
Unusual charges                           --     0.1        --     46.4
                                      ------- -------   -------  -------
Loss from continuing operations        (13.8)  (11.7)    (36.6)   (58.2)

Income (loss) from discontinued
   operations                             --    (0.5)       --     17.2
                                      ------- -------   -------  -------
Net loss                               (13.8)  (12.2)    (36.6)   (41.0)

Provision for accretion of other
   paid-in capital                        --      --        --      3.0
                                      ------- -------   -------  -------
Net loss attributable to common
   shareholders                       $(13.8) $(12.2)   $(36.6)  $(44.0)
                                      ======= =======   =======  =======
Average common shares outstanding
   (millions)                          743.5   742.5     743.5    742.5
                                      ------- -------   -------  -------
Loss per share:
 Continuing operations                 $(0.02) $(0.02)   $(0.05)  $(0.08)
 Discontinued operations                   --      --        --     0.02
                                      ------- --------  -------- --------
     Total                             $(0.02) $(0.02)   $(0.05)  $(0.06)

                               See accompanying notes



                               REPAP ENTERPRISES INC.
                       Incorporated under the laws of Canada

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (see Note 1)
                         (unaudited) (dollars in millions)

                                           Third           Nine Months
                                          Quarter      Ended September 30,
                                       --------------  -------------------
                                        1999    1998      1999      1998
                                       ------  ------    ------    ------
Operating activities:
 Loss from continuing operations      $(13.8) $(11.7)   $(36.6)   $(58.2)
Add items not affecting cash:
 Depreciation and amortization          15.6    19.6      47.5      50.7
 Effects of currency hedging             1.2     1.2       4.1       4.0
 Other                                   0.2     0.4       0.7      47.5
                                      -------  ------    ------    ------
Cash flow before net changes in
   non-cash working capital              3.2     9.5      15.7      44.0

Non-cash working capital changes         6.7    34.7       5.2      14.7
                                      -------  ------    ------    ------
Cash provided by continuing operations   9.9    44.2      20.9      58.7

Investing activities:
 Additions to fixed assets              (5.6)   (4.2)    (18.5)    (12.4)
 Deferred charges and other assets      (2.3)   (4.6)     (7.9)    (22.8)
                                      -------  ------    ------    ------
Cash used in investing activities       (7.9)   (8.8)    (26.4)    (35.2)

Financing activities:
 Additions to debt                       1.3     0.5     152.4     522.3
 Repayment of debt                      (1.9)   (1.6)     (7.5)   (460.3)
 Redemption of debentures                 --      --        --     (75.0)
 Revolving credit facility, net change    --   (34.1)    (74.8)    (45.5)
 Other                                    --     0.2      (0.1)    (17.0)
                                      -------  ------    ------   -------
Cash provided by (used in)
   financing activities                 (0.6)  (35.0)     70.0     (75.5)

Cash provided by (used in)
   discontinued operations               0.1    (0.6)     (0.1)     17.1

Net increase (decrease) in cash          1.5    (0.2)     64.4     (34.9)
Cash position at beginning of period    72.3     8.6       9.4      43.3
                                      -------  ------    ------   -------
Cash position at end of period         $73.8    $8.4     $73.8      $8.4
                                      =======  ======    ======   =======
Represented by:
 Cash and short-term deposits          $73.8    $8.4     $73.8      $8.4
                                      =======  ======    ======   =======

                        See accompanying notes


                        REPAP ENTERPRISES INC.

     NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
             Nine months ended September 30, 1999 and 1998
                              (unaudited)
                         (dollars in millions)

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

2.   Inventories
                                     September 30,     December 31,
                                         1999              1998
                                     -------------     ------------
     Raw materials and supplies         $46.4             $48.7
     Work in process                      1.4               1.0
     Finished goods                      25.8              16.8
                                        -----             -----
                                        $73.6             $66.5
                                        =====             =====

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

                                                            Unaudited
                                                        Nine Months Ended
                                                          September 30,
                                                        -----------------
Statement of Operations components:                      1999       1998
                                                        ------     ------
Net loss before provision for accretion in paid-in
   capital in accordance with Canadian GAAP.          $(36.6)      $(41.0)
Earnings adjustments:
Add (deduct):
   Reversal of revenue-stream hedge                      4.1          4.0
   Unrealized gain (loss) on translation of
      long-term debt                                    53.5        (37.3)
   Interest expense on convertible debentures            1.3         (2.5)
   Amortization of fees                                 (0.1)          --
   Reversal of amortization of investment tax credits    1.0           --
   Foreign exchange gain (loss) on forward contracts     2.4           --
   Cost of early redemption of long-term debt             --         46.4
                                                       ------       ------
Income (loss) before effects of change in accounting
   principle in accordance  with  US GAAP.              25.6        (30.4)
Extraordinary item net of related taxes                   --        (23.8)
Effects of change in accounting principle (1)           (5.1)          --
                                                       ------       ------
Net income (loss)                                      $20.5       $(54.2)
                                                       ======      =======

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

                                         As at                As at
                                  September 30, 1999     December 31, 1998
                                     In accordance         In accordance
                                     with GAAP in          with GAAP in
                                  ------------------     -----------------
Balance Sheet components:         Canada       U.S.      Canada      U.S.
                                  ------      ------     ------     ------
Other assets                      $132.8      $66.4      $187.4     $64.2
Net capital assets                 959.3      954.2       980.0     980.0
Accounts payable                   136.0      156.2       117.8     119.9
Repayable grants and other
   non-current liabilities          17.7       34.5        21.0      58.0
Convertible debentures              52.4       66.2        53.1      69.7
Investment tax credits             104.6      135.9       108.3     140.6
Other paid-in capital               15.3         --        15.3        --
Shareholders' (deficiency)        (147.3)    (301.1)     (110.8)   (322.0)

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

4.   Segmented Information

      The  Company  is  organized on the basis of  its  three  primary products: high quality coated groundwood paper products, northern bleached softwood kraft pulp and construction grade lumber. The Company has three reportable segments: paper, pulp and lumber. Summarized segmented information is as follows:

Information about Segment Operating Profit
   before Depreciation and Amortization
                                            For the nine-months ended
                                               September 30, 1999
                                         -------------------------------
                                                                 Segment
                                         Paper    Pulp   Lumber  Totals
                                        ------  -------  ------  -------
Net sales before intersegment revenues  $362.3  $130.9    $14.0   $507.2
Intersegment revenues                       --   (90.8)      --    (90.8)
                                        ------  -------  ------  -------
Net sales                                362.3    40.1     14.0    416.4

Operating profit before depreciation
   and amortization                       91.0     7.4      1.4     99.8
Amortization of capital assets and
   goodwill                               21.5    11.5      0.6     33.6


                                            For the nine-months ended
                                               September 30, 1998
                                        --------------------------------
                                                                 Segment
                                         Paper    Pulp   Lumber  Totals
                                        ------    ----   ------  -------
Net sales before intersegment revenues  $408.6  $126.4    $15.8   $550.8
Intersegment revenues                       --   (94.1)      --    (94.1)
                                        ------   ------  ------  -------
Net sales                                408.6    32.3     15.8    456.7

Operating profit before depreciation
   and amortization                      126.4     4.8      2.2    133.4
Amortization of capital assets and
   goodwill                               20.5    11.1      0.6     32.2


Reconciliation of Reportable Segment Revenues, Segment Profit
   or Loss and Segment Assets
                                                  For the nine-months
                                                  ended September 30,
                                                  -------------------
                                                   1999         1998
                                                  ------       ------
Net sales                                         $416.4       $456.7
Effects of currency hedging                         (4.1)        (4.0)
                                                  ------       ------
Consolidated net sales                             412.3        452.7
                                                  ------       ------
Operating profit before depreciation
   and amortization                                 99.8        133.4
   Effects of currency hedging                       4.1          4.0
   Depreciation and amortization                    47.5         50.7
   Interest expense                                 86.4         82.6
   Foreign exchange (income) loss                   (2.0)         7.4
   Miscellaneous (income) expenses                  (1.2)        (1.6)
   Unusual charges                                    --         46.4
   Paid-in capital accretion                          --          3.0
                                                  -------      -------
Loss before taxes and discontinued operations     $(35.0)      $(59.1)
                                                  =======      =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Review (in Canadian dollars unless otherwise noted - unaudited)

Results of Operations

     Repap Enterprises Inc. recorded a net loss of $13.8 million ($0.02 per share) for the third quarter ended September 30, 1999, compared with a net loss of $12.2 million ($0.02 per share) in the third quarter of 1998.

     For the nine months ended September 30, 1999, Repap reported a loss of $36.6 million ($0.05 per share) compared to a loss of $44.0 million ($0.06 per share) for the corresponding period in 1998. 1998 results included one-time refinancing charges of $46.4 million, offset partially by a gain from discontinued operations of $17.2 million.

     Shipments in the Company's three product lines were as follows:

                                                     Nine Months Ended
                                    Third Quarter      September 30,
                                    -------------    -----------------
                                    1999     1998     1999      1998
                                    ----     ----     ----      ----
     Coated paper (000 tons)         120      117      347       342
     Kraft pulp (000 metric tons)     22       16       61        49
     Lumber (mmfbm)                   10       13       34        41

     Revenues from operations for the third quarter of 1999 were $160.4 million, down 7.1% from revenues of $172.7 million in the third quarter of 1998 and up 12.6% from revenues of $142.4 million in the second quarter of 1999. Revenues for the nine month period ending September 30, 1999 were $465.5 million, down 7.8% from revenues of $504.8 million for the same period of 1998. The reduction in revenues is due primarily to lower prices in all product lines, offset partially by higher shipments of pulp and paper and the favorable impact of a weaker Canadian dollar during the first nine months of 1999 compared to the corresponding period in 1998.

- Revenues from coated paper were $139.8 million, down $16.5 million or 10.6% from revenues of $156.3 million in the third quarter of 1998, reflecting mainly the impact of a reduction of approximately US$96 per ton in pricing resulting from weak paper markets and the impact of a stronger Canadian dollar quarter over quarter, offset partially by marginally higher shipments.

- Revenues from pulp for the third quarter of 1999 were $15.9 million, up $4.9 million or 44.5% from revenues of $11.0 million in 1998, reflecting the impact of significantly higher shipments, offset in part by a decrease of US$28 per metric ton in average prices and the impact of a stronger Canadian dollar.

- Revenues from lumber were $4.7 million for the third quarter of 1999, down slightly from revenues of $5.4 million in the same period of 1998, reflecting lower shipments, offset partially by an increase in pricing of approximately US$60 per mfbm.

     Shipments of coated paper totaled 347,000 tons in the nine months of 1999 compared to 342,000 tons for the same period in 1998. The increase of 5,000 tons represents increased shipments due to a 5%
increase in production, net of the negative impact of a six-day labor strike which reduced production by 8,700 tons of paper.

     Shipments of kraft pulp totaled 61,000 metric tons in the nine months of 1999 compared to 49,000 metric tons for the same period in 1998. The increase of 12,000 metric tons was due mainly to an effort to reduce inventories.

     Shipments of lumber totaled 34 million foot board measure ("mmfbm") compared to 41 mmfbm for the same period in 1998. The reduction in shipments was due mainly to the impact of a 30-day labor strike during 1999.

     Cost of sales of $295.0 million in the nine months of 1999 were essentially flat compared to $295.7 million in the nine months of 1998. In spite of incurring the increased costs associated with shipping an incremental 12,000 metric tons of pulp and 5,000 tons of paper, costs actually declined period over period by $700,000 due to productivity and cost improvements throughout the operations.

     Selling, general and administrative expenses decreased by $6.0 million to $21.6 million in the nine months of 1999 from $27.6 million in the same period of 1998. 1998 included one-time adjustments of approximately $6.1 million.

     Repap Enterprises' operating profit, before depreciation and amortization, and excluding non-cash currency adjustments, ("EBITDA") was $33.1 million for the third quarter of 1999 compared to an EBITDA of $43.4 million in the third quarter of 1998 and to an EBITDA of $27.7 million in the second quarter of 1999. The decrease of $10.3 million from the third quarter of 1998 reflects the impact of lower prices for coated paper and pulp and a stronger Canadian dollar, offset partially by higher shipments and the benefits of increased productivity and lower costs.

     Repap's EBITDA for the first nine months of 1999 was $99.8 million, compared to $133.4 million for the same period in 1998. The decrease of $33.6 million is due primarily to lower pricing for paper and pulp, offset partially by higher shipments, increased productivity and lower costs and the favorable impact of a weaker Canadian dollar.

     Depreciation and amortization decreased by $3.2 million to $47.5 million for the nine months ended September 30, 1999 from $50.7 million in the corresponding period of 1998. The decrease is due primarily to lower amortization of deferred foreign exchange losses related to Repap New Brunswick's operating credit facility which was refinanced in 1999 ($5.5 million), offset partially by higher depreciation due to increased productivity ($2.0 million).

     Interest expense for the nine month period of 1999 was $86.4 million compared to $82.6 million in the same period of 1998, reflecting higher borrowings.

Liquidity and Capital Resources

     Repap Enterprises generated $15.7 million in cash from operations in the nine months of 1999 compared to a cash generation of $44.0 million in the nine months of 1998. Non-cash working capital changes generated cash of $5.2 million in the nine months of 1999 compared to $14.7 million for the same period in 1998. The cash generated from operations after working capital in the nine months of 1999 was used primarily to finance capital expenditures of $18.5 million.

     During the third quarter of 1999, the Company had total debt servicing requirements of $16.5 million, of which $14.6 million was interest and $1.9 million was principal related to repayable grants and capital leases. During the fourth quarter of 1999, the Company has debt servicing requirements of approximately $46.6 million, of which $45.0 million is interest and $1.6 million is principal.

Coated Paper Outlook

     Industry mill inventories of coated groundwood paper were at approximately 159,000 tons at the end of August, down 16% from the second quarter of 1999 and down 24% from a year ago.

     Reported buyer inventories were at 599,000 tons at the end of August 1999, down 12,000 tons from the prior month and down 20% from a peak of 747,000 tons in July 1998.

     While coated groundwood shipments from U.S. producers were down 1.2% through August versus the same period last year, recent activity has strengthened with shipments for August and September up significantly over the corresponding months of last year. Year-to-date purchases are down 4.7% reflecting depletion of inventory, continued grade substitution and market related downtime by several mills.

     The Company's order book for the fourth quarter is essentially full, as it enters a traditionally strong advertising season. Coated paper prices, which have been declining for about one year, appear to have bottomed in the third quarter. A price increase of US$50 per ton was announced by major producers, including Repap, effective October 1, 1999 and, supported by a good market pulp environment, the coated groundwood paper market outlook is favorable. There can be no assurances that this price increase will be implemented nor that there will be any decreases in the future.

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

State of Readiness

     In 1997, the Company formalized its Year 2000 preparation efforts by appointing a project team consisting of management, operations and information systems personnel. Their mandate was to assess the impact of Year 2000 issues on the Company's operations, develop plans to address the issues and implement compliance. The project team also developed plans to gather information to assess the Year 2000 compliance status and remediation efforts of major third parties. Repap's information systems consist of business information and process control systems. The business information systems support financial and administrative processes such as customer order management and product tracking, maintenance and materials management, personnel, payroll, accounts payable, accounts receivable and general ledger. The process control systems are used primarily in manufacturing operations; they include information technology systems as well as embedded technology, such as chips in various machine components. With respect to the business information systems, the inventorying of computers and the analysis of compliance have been completed. The Company has elected to replace non-compliant information systems for customer order management and process information history ("data historian"). The customer order system became operational in July 1999 and the data historian was completed in the third quarter. The programming and testing of most other information systems has been completed. With respect to the process control systems, Repap has completed the inventorying of its control systems as well as remediation of its main control systems. Repap expects to complete comprehensive testing to confirm its remediation work by mid-November 1999. This schedule assumes timely assistance by the vendors of certain systems in the remediation of those systems. The vendors of those systems that are essential to the Company's operations have provided or agreed to provide the necessary assistance.

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

Estimated Cost of Remediation

     Repap currently estimates total expenditures of approximately $6.0 million, most of which has been expended as of September, 1999, to make the required Year 2000 modifications and replacements to its own systems. All of these costs are being funded through internal cash flow or vendor financing. The estimated total cost does not include any expenditures that may be incurred in connection with the implementation of contingency plans, discussed below.

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

Contingency Plans

     To date, the Company's Year 2000 efforts have been devoted primarily to the readiness program described above. Repap has not yet finalized contingency plans to address and mitigate the potential risks associated with the most reasonably likely worst-case scenario. Repap expects to have such plans in place during the fourth quarter of 1999. Such plans may include, among other things, seeking alternative sources of supply, stockpiling raw materials and increasing inventory levels. Repap's Year 2000 program is an ongoing process. Estimates of remediation costs and completion dates as well as projections of the possible effects of any non-compliance are subject to change.

     Forward-looking statements in this release are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and company plans and objectives to differ materially from those expressed in the forward-looking statements. Such risks and uncertainties include, but are not limited to, changes in the United States and international economies; changes in worldwide demand for the company's products; changes in worldwide production and production capacity in the forest products industry; competitive pricing pressures for the company's products; changes in raw material, energy, and other costs; and currency fluctuations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

Currency

       The profitability level of Repap's Canadian operations is sensitive to fluctuations in foreign exchange rates as most of their revenues are derived in US dollars. A US$0.01 variation in exchange rates affects Repap's cash flow by approximately $3.8 million. The competitiveness of Repap's operations in world markets depends on the relative strength of the currency in the countries of competitive producers. Since the repayment in full of Repap New Brunswick's operating credit facility in June 1999, the Company no longer has an available foreign exchange hedging facility. Repap currently has no outstanding forward exchange contracts outstanding.

     At September 30, 1999, essentially all of Repap's consolidated borrowings of approximately Cdn.$1.2 billion were in US dollars.

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

     Revenues in the nine months ending September 30, 1999 were reduced by $4.1 million as a result of the application of this accounting method. As at December 31, 1998, approximately $43.4 million of hedged currency exchange losses remained on the balance sheet, and are expected to reduce revenues by the following non-cash currency exchange adjustments:

     Revenue reduction resulting from non-cash currency adjustments
                 Year               (dollars in millions)
                 ----               ---------------------
                 1999                      $ 5.7
                 2000                       22.4
                 Thereafter                 15.3
                 Total                     $43.4

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

(1)  F. Steven Berg against Repap Enterprises Inc.

     Mr. F. Steven Berg was appointed a director and Chairman of the Board of Directors of the Company in January, 1999. When the terms of Mr. Berg's employment contract were subsequently developed and publicly released in the spring of 1999, certain shareholders of the Company
expressed  concern.   In  a  notice to  shareholders  published  in the
financial press on June 11, 1999, TD Asset Management Inc. and EQSF Advisors, Inc., which acts as advisor to Third Avenue Value Fund and to Third Avenue Small Cap Value Fund (the "dissident shareholders"), advised of their intention to nominate and vote for an alternative slate of directors at an annual and special meeting of the shareholders of the Company originally scheduled for June 18, 1999.

     On June 16, 1999, Mr. Berg filed a summons with the Supreme Court of the State of New York in the County of New York seeking a declaratory judgement that his employment agreement is a valid and binding corporate obligation of the Company.

     On June 23, 1999, the dissident shareholders received written communication from the existing directors with the exception of Messrs. Larson and Berg, indicating their willingness to resign in the event that shareholders holding a significant number of shares of the Company
so  desired.   On  June 25, 1999,  the  existing  directors, with  the
exception of Messrs. Larson and Berg, resigned in favor of nominees of the dissident shareholders. The new Board of Directors then formed an Independent Committee of the Board comprised of all directors with the
exception of Messrs. Berg and Larson.   The mandate of the Independent
Committee  was  to   investigate  the  circumstances  surrounding  the
negotiation and approval of Mr. Berg's employment agreement and to make a recommendation to the Board of Directors with respect thereto. On August 16, 1999, the Company's shareholders elected a board of directors that did not include Mr. Berg.

     During July, August and September 1999, members of the Independent Committee of the Board of Directors met with Mr. Berg and his representatives in an attempt to settle the matters raised by the summons. The final proposal to settle Mr. Berg's claim made by the Independent Committee in September was not accepted by Mr. Berg.

     On September 27, 1999, Mr. Berg filed and served on the Company a First Amended Complaint for Declaratory Judgment, Specific Performance and Breach of Contract. On October 25, 1999 the Company filed a Motion to Dismiss the First Amended Complaint claiming that, as a Canadian company that does not do business in the State of New York, the Supreme Court of the State of New York does not have jurisdiction over the Company. Mr. Berg has not yet responded to the Company's motion.

     If the Company's motion is not granted and the Supreme Court of the State of New York determines that it has jurisdiction to hear the First Amended Complaint, the Company intends to defend the action. If, after the trial of the action and any appeals thereof, the employment agreement is determined to be a valid and binding obligation of the Company, or grounds do not exist to set it aside, or Mr. Berg is not found to be in breach of the agreement, then the Company would incur substantial financial obligations to Mr. Berg which would have adverse financial consequences to the Company and which the Company may not be able to satisfy.

(2) TD Asset Management Inc. vs F. Steven Berg, Clifford M. Sifton, Stephen W. Phillips and Repap Enterprises Inc.

     On October 25, 1999, the Company was served with Statement of Claim filed in Ontario Superior Court of Justice against the Company and three of its former directors, namely, F. Steven Berg, its former Chairman, Stephen W. Phillips, a former member and Chairman of the Company's Compensation Committee and Clifford M. Sifton, also a former member of the Company's Compensation Committee.

     The Ontario action claims (1) that the employment agreement between the Company and its former Chairman, F. Steven Berg, is oppressive or unfairly prejudicial to or unfairly disregards the interests of the Company's shareholders, (2) and order setting that employment agreement aside, (3) interim, interlocutory and permanent injunctions restraining performance of the employment agreement and associated grants of stock options, (4) damages against the personal defendants and (5) costs of the action.

     The Company is taking advice of counsel with respect to the appropriate action to be taken in defense of this action but, in any event, the Company does not intend to make any payments to Mr. Berg until the respective rights of the Company and Mr. Berg can be determined by a court of competent jurisdiction.

Item 2.   Changes in Securities and Use of Proceeds.

     No material changes to the constituent instruments defining the rights of the holders of any class of registered securities have occurred during the third quarter of fiscal 1999.

Item 3.   Defaults Upon Senior Securities.

     No material defaults upon senior securities have occurred during the third quarter of fiscal 1999.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the third quarter of fiscal 1999.

Item 5.   Other Information.

          N/A

Item 6.   Exhibits and Reports on Form 8-K.

          a)   Exhibits

               No.  Description
               11.1 Statement re Computation of per Share Earnings
               27   Financial Data Schedule

          b)   Reports on Form 8-K.

     No current Report on Form 8-K was filed by the Company during third quarter of fiscal 1999.


                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REPAP ENTERPRISES INC.
                                   Registrant


Date:     November 4, 1999         /s/  Michelle A. Cormier
                                        Michelle A. Cormier
                                        Vice President &
                                        Chief Financial Officer



EXHIBIT INDEX
        Exh. 11.1       Statement Re:  Computation of per Share Earnings
        Exh.   27       Financial Data Schedule



EXHIBIT 11.1

            STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
               (dollars in millions of Canadian dollars)
                         (shares in millions)


                                                   Nine Months ended
                                                     September 30,
                                                   -----------------
                                                    1999       1998
                                                   ------     ------
BASIC
   Average shares outstanding                      743.5      742.5

   Income (loss) from continuing operations        (36.6)     (61.4)
   Net Income (loss) attributable to common
      shareholders                                 (36.6)     (44.0)
   Basic earnings (loss) from continuing
      operations per share                          (0.05)     (0.08)
   Basic earnings (loss) per share                  (0.05)     (0.06)

DILUTED (1)
  Average shares outstanding                       743.5      742.5
  Stock options granted                             52.2       63.2
  Assumed conversion of convertible debentures        --         --


-----------------------------------------
(1) Diluted earnings per share are not computed as the effect of the conversions of convertible debentures and the exercise of stock options are antidilutive. The convertible debentures are convertible at US$0.35 per common share.