Form 10-K
period 1999-12-31
REPAP ENTERPRISES INC
filed 2000-03-29
CIK 823534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 1999
Commission File No. 0-16289

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

REPAP ENTERPRISES INC.
(Exact name of Registrant as specified in its charter)

CANADA	98-0178526
(State or other Jurisdiction of incorporation or organization)	(I.R. S. Employer Identification No.)

300 Atlantic Street, Suite 200 Stamford, Connecticut (Address of principal executive offices)	06901 (Zip Code)

Registrant's telephone number, including area code:	(203) 964-6160

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
           [X]      Yes           [ ]     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

The aggregate market value of the Common shares held by non-affiliates of the registrant as of March 17, 2000 was $56,214,063. As of March 17, 2000, there were 743,960,637 Common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's 1999 Annual Report to Shareholders is incorporated by reference into Parts I, II and IV of this report. Only those sections of the Annual Report to Shareholders referred to in Parts I, II and IV are deemed "filed" as part of this Form 10-K report.

FORM 10-K

Table of Contents

EXCHANGE RATES
FORWARD LOOKING STATEMENTS

PART I
1.   Business
  (a)   General Description of Business
  (b)   Financial Information about Industry Segments
  (c)   Principal Products
  (d)   Customers
  (e)   Raw Materials
  (f)   Human Resources
  (g)   Research and Development
  (h)   Environment
  (i)   Executive Officers of the Registrant
2.   Properties
3.   Legal Proceedings
4.   Submission of Matters to a Vote of Security Holders

PART II
5.   Market for Registrant's Common Equity and Related Stockholder Matters
6.   Selected Financial Data
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations
7A. Quantitative and Qualitative Disclosures About Market Risk
8.   Financial Statements and Supplementary Data
9.   Changes in and disagreements with Accountants on Accounting and Financial Disclosure

PART III
10.  Directors and Executive Officers of the Registrant
11.  Executive Compensation
12.  Security Ownership of Certain Beneficial Owners and Management
13.  Certain Relationships and Related Transactions

PART IV
14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a)(1) Documents
          (2) Financial Statement Schedules
          (3) Exhibit Index
      (b) Reports on Form 8-K

PAGE 4 4 6 6 8 8 9 10 10 11 11 11 12 12 13 14 15 16 16 16 16 17 17 17 17 18 18 18 18 23

EXCHANGE RATES

Repap Enterprises Inc. publishes its consolidated financial statements in Canadian dollars. In this annual report, unless otherwise specified or the context otherwise requires, all dollar amounts are expressed in Canadian dollars ("$", "Cdn.$", "dollars" or "Cdn. dollars").

The Government of Canada permits a floating exchange rate to determine the value of the Canadian dollar against the United States dollar ("U.S.$" or "U.S. dollar"). The exchange rates at the end of each of the five years in the five year period ended December 31, 1999 and the average, the high, and the low exchange rates, being the noon buying rates in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York expressed in U.S. dollars, for each of those periods were as follows:

U.S.$ per Cdn.$

---------------

December 31,

Years Ended
	1999	1998	1997	1996	1995
At end of year(1)	.6925	.6552	.6997	.7301	.7323
Average for year(2)	.6730	.6830	.7222	.7226	7305
High for year	.6925	.6822	.7496	.7513	.7527
Low for year	.6535	.6341	.6945	.7235	.7023

------------------------------------

(1)    Noon buying rate on last banking day
(2)    Based on the average of the daily buying rates during the year.
       On March 17, 2000, the U.S. $ exchange rate was U.S. $0.6790 per Cdn.$1.00

Forward-Looking Statements

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, the statements under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 1 "Business" and located elsewhere herein regarding industry prospects, the Corporation's prospects and the Corporation's financial position are forward-looking statements. Although the Corporation believes that the expectations reflected in those forward-looking statements are reasonable, there can be no assurance that those expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Corporation's expectations include, without limitation, general economic conditions, changes in the coated paper, pulp or lumber environment, changes in customer budgets, unusual weather patterns, competition from existing and potential competitors, pricing pressures and the cost of labor, supplies and other costs and expenses, and other factors disclosed in this Form 10-K (the "Cautionary Statements"). All subsequent written and oral forward-looking statements attributable to the Corporation or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Prior to 1998, Repap's assets included a pulp mill and three sawmills in British Columbia, an unbleached pulp and Kraft paper mill and sawmill in Manitoba and coated paper mills in Wisconsin and New Brunswick. During 1997, the British Columbia, Manitoba and Wisconsin operations were sold or otherwise disposed of and no longer form part of the ongoing operations of the Corporation. As of December 31, 1997, the Corporation's only production facilities are in New Brunswick. Repap has its executive offices and sales headquarters in Connecticut.

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

In May 1996, the Corporation's Board of Directors retained financial advisors to assist it in identifying strategic alternatives available to Repap, including a sale or merger. During this process Repap British Columbia Inc., a wholly owned subsidiary of the Corporation, sought protection from its creditors under the Companies' Creditors Arrangement Act (Canada) and the Corporation's interest in that subsidiary was surrendered to Repap British Columbia Inc.'s secured lenders. The strategic alternatives program culminated in the sale in 1997 of the Corporation's unbleached pulp and Kraft paper mill and sawmill in Manitoba and its coated paper mill in Wisconsin. The net proceeds of these sales, approximately $35 million and US$227 million, respectively, were used to repay indebtedness of the Corporation, to invest in Repap New Brunswick and for general corporate purposes.

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

In February 1998, the Corporation sold Alcell Forest Products Inc., the subsidiary which, in December 1994, had acquired a 125,000 tonne-per-year magnesium-bisulphite pulp mill in Atholville, New Brunswick. The purchase price was $1 million in cash and 10,000 6.75% redeemable Class B shares (the "Class B Shares") in the capital of AV Cell Inc., the acquiring corporation. At the same time the Province of New Brunswick released the Corporation from its obligation to provide recourse to the Province on the province's $37 million guarantee of Alcell Forest Products Inc.'s bank debt. As consideration for this release, the Corporation transferred to the Province the 10,000 Class B Shares, paid the Province $12 million and issued to the Province a $5 million promissory note due 2013.

In May 1998, the Corporation issued a US$45 million 6% convertible subordinated debenture due 2005 to Enron Capital & Trade Resources Corp. ("ECT"). The net proceeds from this issue together with approximately $15 million of the Corporation's general funds were used to redeem the Corporation's $75 million 9% convertible subordinated debentures due June 30, 1998. At the same time Repap New Brunswick and ECT entered into three agreements, namely, a pulp agency agreement whereby Repap New Brunswick appointed ECT its exclusive agent for the marketing and sale of its market pulp; an energy advisory service agreement whereby ECT was to provide Repap New Brunswick with energy advisory services and be compensated based upon the savings generated from the advise given; and an International Swap Dealers Association, Inc. Master Agreement.

In June 1998, Repap New Brunswick completed the issuance of US$200 million aggregate principal amount of its 9% First Priority Fixed Rate Senior Secured Notes due 2004 and the incurrence of US$120 million in Floating Rate Senior Secured Loans due 2004. The net proceeds from these notes and loans were used to fund a tender offer for Repap New Brunswick's 9 7/8% First Priority Fixed Rate Senior Secured Notes due 2000 and its First Priority Floating Rate Senior Secured Notes due 2000. Substantially all of the 9 7/8% First Priority Fixed Rate Senior Secured Notes due 2000 and all of the First Priority Floating Rate Senior Secured Notes due 2000 were tendered pursuant to this offer. The 9% First Priority Fixed Rate Senior Secured Notes due 2004 were exchanged on September 16, 1998 for US$ 200 million 9% First Priority Fixed Rate Senior Secured Notes due 2004 that have been registered under the Securities Act of 1933.

The Corporation has been unsuccessful in its attempts to sell its wholly owned subsidiary, Alcell Technologies Inc., which owns a research and development solvent pulping facility located adjacent to Repap New Brunswick's Kraft pulp mill. This facility has been shut down since April 1996 and is carried on the books of the Corporation at nil value. The Corporation has ceased its efforts to sell this subsidiary and has permanently closed the operations. The Corporation has no liability for the amounts owed by Alcell Technologies Inc. to Industry Canada. The Corporation's research and development efforts, which have previously been conducted by Repap Technologies Inc., are now performed by Repap New Brunswick at rented facilities in Miramichi, New Brunswick.

On February 8, 1999 the Shareholder Protection Rights Plan adopted by the Corporation in 1994 expired. On February 22, 1999, the Corporation's board of directors decided against requesting the shareholders to adopt a new plan with the same or similar terms on the basis that such plans are perceived as an effort to protect current management and discourage potential acquirers of the Corporation.

On May 28, 1999, Repap New Brunswick issued and sold US$100 million of 11.5% First Priority Senior Secured Notes due 2004. The net proceeds from this sale were used to repay Repap New Brunswick's operating credit lenders approximately $70.5 million, representing the full amount outstanding under Repap New Brunswick's operating credit facility with the balance being available for general corporate purposes.

In the spring of 1999, certain shareholders of the Corporation expressed concern over the terms under which F. Steven Berg served as Chairman of the Board of Directors of the Corporation. In a notice to shareholders published in the financial press on June 11, 1999, TD Asset Management Inc. and EQSF Advisors, Inc., which acts as advisor to Third Avenue Value Fund and to Third Avenue Small Cap Value Fund (the "dissident shareholders") advised of their intention to nominate and vote for an alternative slate of directors at the annual and special meeting of the Corporation scheduled for June 18, 1999. On June 23, 1999, the dissident shareholders received written communication from the then directors, with the exception of Messrs. Larson and Berg, indicating their willingness to resign in the event that shareholders holding a significant number of shares of the Corporation so desired. On June 25, 1999, the existing directors, with the exception of Messrs. Larson and Berg, resigned in favor of nominees of the dissident shareholders. The new Board of Directors then formed an Independent Committee of the Board comprised of all directors with the exception of Messrs. Berg and Larson. The mandate of the Independent Committee was to investigate the circumstances surrounding the negotiation and approval of Mr. Berg's challenged employment agreement and to make a recommendation to the Board of Directors with respect thereto. After a thorough review of the facts surrounding the challenged employment contract, Mr. Berg's name was not among those put forward for election at Repap's Annual Meeting held in August 1999. Accordingly, he was not elected to the Board and was replaced by the current Chairman, Harold (Hap) S. Stephen. Mr. Berg subsequently made demands on Repap that it honor the terms of his employment contract. The Independent Committee recommended the Corporation attempt to settle Mr. Berg's claims thereunder, at reasonable cost to the Corporation, to avoid the uncertainties of litigation and to avoid the demands on management's time that protracted litigation would inevitably involve. The settlement offer made by the Corporation was rejected by Mr. Berg and the Corporation has resolved to vigorously defend the action brought by Mr. Berg against the Corporation. (See Item 3. "Legal Proceedings")

(b)    Financial Information about Industry Segments and Geographic Segmentation

For certain financial information for each of the industry segments during the three years ended December 31, 1999, and for certain information regarding geographic segmentation, see note 19 to the Notes to Consolidated Financial Statements contained in the Corporation's 1999 Annual Report attached hereto as Appendix A and filed herewith as an exhibit, which Consolidated Financial Statements are incorporated herein by reference.

(c)    Principal Products

Coated Paper

Coated groundwood paper is used primarily for magazine publishing and by commercial printers for catalogues, inserts and flyers where cost and weight considerations are critical. Repap New Brunswick produces a variety of grades and weights of lightweight coated groundwood paper on two machines at its Miramichi, New Brunswick mill site. Repap New Brunswick's shipments represent approximately 9% of North American coated groundwood paper capacity.

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

Markets

Repap's products are sold primarily in the United States and Canada with a relatively small volume of coated paper and pulp sold in offshore markets. Sales of coated paper in the United States are made through Repap Marketing Inc., a wholly owned subsidiary. Sales in Canada are made directly by Repap New Brunswick and offshore sales are made by international agents. Pulp sales are made by ECT under a five-year pulp agency agreement. Lumber sales are made either directly or through brokers.

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

Repap's pulp and lumber products are global commodities. Pricing and the level of shipments are influenced by the supply and demand for those products, which in turn is influenced by inventory levels, exchange rates and economic conditions.

(d)    Customers

During 1999, Repap sold 121,400 tons of lightweight coated groundwood paper to WWF Paper Corporation representing 26% of the Corporation's net sales during 1999. WWF Paper Corporation is a privately owned North American paper distributor in which the Corporation has a preferred share investment.

(e)    Raw Materials

Approximately 40% of the wood supply for the Repap New Brunswick operations is obtained from Crown timber allocations licensed by the Province of New Brunswick to Repap under the "Lower Miramichi License" and the "Upper Miramichi License". The remaining wood is acquired from third parties under various supply agreements or harvested from land owned by Repap New Brunswick.

Repap New Brunswick has approximately 300,000 hectares under the Lower Miramichi License and approximately 400,000 hectares under the Upper Miramichi License representing a combined allowable annual cut ("AAC") of 620,000 cubic metres. The lands cover areas in the northeastern part of New Brunswick in proximity to the pulp mills. The species mix available from these licenses consists primarily of spruce and balsam fir.

These forest licenses were granted by the Province of New Brunswick for 25-year terms and are governed by forest management agreements which provide that every five years, in order for such agreements to remain in effect, Repap is required to submit for approval a renewed five-year plan for management of the licensed tenures. In 1997, Repap New Brunswick submitted a forest management plan for the five-year period ending in 2002 and for a new 25-year period ending in 2022. This plan has been approved and the new term, ending in 2022, will be incorporated into an amended and restated forest management agreement.

Additional wood requirements are met by purchases of wood from local wood lot suppliers and of chips from local sawmills. Repap New Brunswick also obtains wood from its own freehold acreage aggregating approximately 17,000 hectares representing an AAC of 35,000 cubic metres.

(f)    Human Resources

Repap has approximately 1,630 employees of which 1,480 were actively employed as at December 31, 1999. At Repap New Brunswick, approximately 1,320 unionized employees are represented by three labor organizations, namely: Communications, Energy and Paperworkers of Canada ("CEP"); International Woodworkers of America-Canada ("IWA"); and United Brotherhood of Carpenters and Joiners of America "(UBJC"). Five CEP Local contracts involving approximately 1,140 employees and one UBJC contract covering approximately 100 employees expired in 1998 and was renegotiated in 1998/1999. Four CEP contracts covering approximately 1020 employees in mill operations, woodlands and office were renegotiated and now expire in 2004. Contracts were also renegotiated in company sawmills with one CEP contract covering approximately 120 employees at the Blackville sawmill now expiring in 2002 and an IWA contract covering approximately 27 employees at the Miramichi sawmill expiring in 2003. One CEP contract covering approximately 60 employees in woodlands expires April 30, 2000.

(g)    Research and Development

Repap Technologies Inc., a wholly owned subsidiary of the Corporation, provided technical assistance to Repap's coated paper and pulp mills through its research facilities in Valley Forge, Pennsylvania. This function was moved to Miramichi, New Brunswick as of January 1999 and is now performed by Repap New Brunswick. As of April 1, 1999, Repap Technologies Inc. was merged into Repap Marketing Inc., a wholly owned subsidiary of the Corporation.

(h)    Environment

Repap is subject to environmental laws, regulations and standards by Canadian federal, provincial and local authorities which impose effluent and emission standards and other requirements of the Company's operations. These laws and regulations require Repap to obtain permits and licenses from appropriate governmental authorities with respect to its mill and to operate its mill in compliance with such permits and licenses. Repap believes it operates in material compliance with all applicable environmental laws and regulations.

In 1999, Repap New Brunswick completed a $8.4 million capital program to substantially reduce the release of foul condensate containing total reduced sulphur compounds. In addition, Repap New Brunswick, at an approximate cost of $4.5 million, in the third quarter of 1999 completed the construction of a new landfill facility to replace its existing landfill site. The Province of New Brunswick has yet to issue a permit to allow Repap New Brunswick to operate this facility and it continues to use the existing facility to receive the solid waste from the Miramichi mill. An application by Eel Ground Native Band before the Court of Queen's Bench for the Province of New Brunswick for an interim injunction seeking to prevent the development of the new landfill site was unsuccessful. The Eel Ground Native Band has indicated its intention to proceed to trial and the process of discovery has begun.

(i)    Executive Officers of the Registrant

The Corporation's executive officers and significant employees are as listed below:

Name	Age	Principal Occupation
HAROLD (Hap) S. STEPHEN	53	Chairman
STEPHEN C. LARSON	51	President and Chief Executive Officer
MICHELLE A. CORMIER	43	Vice-President and Chief Financial Officer
NEIL M. FALCO	51	President, Repap Marketing Inc.
TERRY W. McBRIDE	57	Vice-President, General Counsel and Secretary

During the past five years, the above individuals have held those positions with the companies indicated opposite their names, except as follows: Mr. Stephen is, since November 1999, the Chief Executive Officer of Stephen Capital Inc., a private financial restructuring and M & A advisory services firm. From October 1997 to December 1999, Mr. Stephen was a director and Executive Vice-President and Chief Financial Officer of The T. Eaton Company Limited, a department store retailer. Prior to joining The T. Eaton Company Limited, Mr. Stephen served as President of Ernst & Young Inc., Chairman of Ernst & Young Corporate Finance Inc. and National Director to Ernst & Young's Corporate Advisory Services; from October 1994 to March 1, 1996 Mr. Larson served as President and Chief Operating Officer of Domtar Inc. and from March 1, 1996 to August 1997 he served as President and Chief Operating Officer of the Corporation, from January 1993 to May 1994, Ms. Cormier served as Manager, Finance of the Corporation, from May 1994 to January 1996 she served as Assistant Vice President, Finance of the Corporation; from January 1996 to August 1997 she served as Vice President, Finance-Operations of the Corporation, and from August 1997 to October 1999, Ms. Cormier served as Vice-President, Finance; prior to October 1, 1997, Mr. Falco served as President of Repap Sales Corporation, a subsidiary of Repap that was sold as part of the transaction with Consolidated Papers, Inc. completed in 1997. Mr. McBride served as Vice-President, General Counsel and Secretary of the Corporation from February 1989 to April 15,1999 and from October 1999 to date. Between April 15, 1999 and September 30, 1999, Mr. McBride was unemployed.

Item 2.    Properties.

The Repap New Brunswick operations consist of the Repap New Brunswick coated paper mill, the Repap New Brunswick Kraft pulp mill, the Repap New Brunswick groundwood pulp mill and the Miramichi sawmill (all of which are located in Miramichi, New Brunswick) and the Blackville sawmill (which is located 45 kilometers west of Miramichi, New Brunswick).

(i)    The Repap New Brunswick Coated Paper Mill includes two coated paper machines. The A-1 machine, built in 1985/86, has a design capacity of 240,000 tons per year and produces lightweight coated groundwood paper. The A-2 machine, built in 1989, has a design capacity of 252,000 tons per year and produces coated groundwood paper.

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

(iv)   The Miramichi sawmill (formerly the Nelson sawmill) produces stud lumber for the North American market and has an annual capacity of 10 Mmfbm. The Blackville sawmill produces dimensional lumber for the North American market and has a capacity of 48 Mmfbm.

Item 3. Legal Proceedings.

(1)    Mr. F. Steven Berg served as Chairman of the Board of the Corporation from January 27, 1999 to August 16, 1999 when he was replaced by the current chairman, Harold (Hap) S. Stephen. Mr. Berg was not nominated for re-election to the Board of Directors of the Corporation at its Annual Meeting held on August 16, 1999. On June 16, 1999, F. Stephen Berg commenced an action in the Supreme Court of the State of New York in the County of New York naming the Corporation as defendant. The summons is seeking a declaratory judgement that Mr. Berg's employment agreement is a valid and binding corporate obligation of the Corporation. The Corporation is vigorously defending this action.

Under the challenged employment agreement, Mr. Berg would have been entitled to receive an annual base salary of no less than US$420,000, an annual cash bonus based on increases in the Corporation's market capitalization (based on a percentage of such increase above target amounts but exclusive of issuances of Common Shares in exchange for outstanding debt and issuances of Common Shares upon conversion of convertible preferred shares issued in exchange for outstanding debt), certain perquisites that include participation in all executive-level benefit plans, compensation arrangements and fringe benefits including, for example, pension benefits, supplementary pension (including immediate crediting of eight years of past service), health and welfare benefits, an automobile, six weeks of vacation per year, life insurance equal to at least two-and-one-half times his base salary and long term disability coverage at least equal to his base salary. The challenged employment agreement authorizes the grant of an option to purchase 75 million Common Shares of the Corporation at US$0.05 per share and a signing bonus of US$1.25 million payable in Common Shares. The shares which are the subject of the option have not been authorized for issuance by regulatory authorities. The signing bonus has not been paid.

If Mr. Berg's action is successful and he was terminated without cause or left for good reason, the challenged employment agreement requires the Corporation to pay Mr. Berg: (i) a lump sum equal to the greater of (a) his base salary and bonus (other than the market capitalization bonus) for the remainder of the term of the challenged employment agreement, or (b) twice his base salary plus twice his highest bonus (other than the market capitalization bonus) payable for the three years prior to termination; (ii) continued health and welfare benefits for 24 months after termination; (iii) full vesting of any stock options; (iv) an additional eight years of past service credit under the Supplementary Pension Plan and an immediate lump sum payment of the benefit; and (v) the market capitalization bonus.

Upon a change in control (generally, a sale or acquisition of 10% of the Corporation's voting stock, a reduction in share ownership by Third Avenue Fund to less than 10% (other than a reduction by the conversion of the Corporation's debt into securities), a merger, consolidation, or sale of 10% of the Corporation's Common Shares, the sale of all or substantially all of the assets or changes in the composition of the Board occurring as a result of an actual or threatened election contest or proxy or consent solicitation), the challenged employment agreement provides that Mr. Berg is entitled to receive upon the termination of his employment within two years after the change in control or within six months prior to a change in control: (i) a lump sum payment equal to the greater of (a) his base salary and bonus (other than the market capitalization bonus) for the remainder of the term of the challenged employment agreement; or (b) three times his base salary plus three times his highest bonus (other than the market capitalization bonus) earned during three years preceding the change in control; (ii) continued health and welfare benefits for 36 months; (iii) full vesting of any stock option; (iv) transfer of car ownership; (v) an additional 11 years of past service credit under the Supplementary Pension Plan and immediate lump sum payment of the benefit; and (vii) the market capitalization bonus. The challenged employment agreement also provides that Mr. Berg is entitled to receive a gross up of parachute payments so that he is in the same after-tax position as if there were no excise tax on excess parachute payments.

(2)    On October 15, 1999, TD Asset Management Inc. ("TDAM"), which holds 13.65% of the Corporation's outstanding common shares, commenced an action in the Ontario Superior Court of Justice against the Corporation, Mr. F. Steven Berg and two former directors of the Corporation, namely, Clifford M. Sifton and Stephen W. Phillips. TDAM is seeking (i) a declaration that actions of the defendants in entering into Mr. Berg's challenged employment agreement were oppressive or unfairly prejudicial to or unfairly disregarded the interests of the shareholders of the Corporation, (ii) an order setting aside Mr. Berg's challenged employment agreement, (iii) injunctions restraining performance of the challenged employment agreement and stock option grant and (iv) damages against the personal defendants in the amount of $5 million each. TDAM is not seeking monetary damages against the Corporation but should this action be successful the Corporation may be ordered to pay the costs of TDAM in bringing this action.

(3)    On January 3, 2000 F. Steven Berg, the former Chairman of the Corporation, commenced an action against Stephen Larson, the Corporation's President and Chief Executive Officer, and The Toronto-Dominion Bank in the United States District Court of the Southern District of New York. Mr. Berg claims that, as a result of alleged misrepresentations and omissions by Mr. Larson, he has suffered damages in an as yet undetermined amount resulting from his purchase of the Corporation's common stock. Mr. Berg further alleges that actions of Mr. Larson and The Toronto-Dominion Bank have caused the Corporation to breach his challenged employment contract and that he is entitled to compensatory and punitive damages. On March 13, 2000, Mr. Larson and The Toronto-Dominion Bank each moved to dismiss the law suit in its entirety. On March 14, 2000, the Court dismissed the law suit as not complying with the basic requirements to a pleading but gave the plaintiff 15 days to amend and serve a proper pleading. On March 20, 2000, Mr. Berg filed a Notice of Dismissal, voluntarily dismissing this action without prejudice.

To the extent permitted by law, the Corporation has agreed to indemnify and hold Mr. Larson harmless against all costs, charges and expenses reasonably incurred by him in respect of this action including any amount paid by Mr. Larson to settle this action or to satisfy a judgement in relation thereto. As of March 6, 2000 the Corporation had paid counsel on behalf of Mr. Larson US$45,662.80.

(4) On January 10, 2000, Repap New Brunswick received a summons to appear in the Provincial Court of the Province of New Brunswick to answer to the charge that it unlawfully released a contaminant into water which would or could affect the natural, physical, chemical and biological quality or constitution to water contrary to the Clean Water Act (New Brunswick). The circumstances on which the charge is based occurred in the fall of 1998 when a heavier than usual rain storm washed silt from an area that had been cleared to accommodate Repap New Brunswick's new landfill site into the Northwest Millstream River. Repap New Brunswick has pled not guilty to the charge and a trial has been set for June 6, 7 and 8, 2000.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

As of March 17, 2000, there were 1,821 holders of record of Common shares, of which 1,231 were shareholders of record with addresses in the United States holding approximately 48.08% of the outstanding common shares in the capital of the Corporation. There is no established public market for the Common shares in the United States. The Common shares of the Corporation are listed and traded in Canada on The Toronto Stock Exchange. The following tables show the high and low prices and volume of trading of the Common shares on The Toronto Stock Exchange which is the principal trading market in Canada. The information contained in the following table was obtained from The Toronto Stock Exchange Trading Summaries provided by The Toronto Stock Exchange:

	High	Low	Volume
1998 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 0.29 0.395 0.27 0.15	$ 0.165 0.22 0.12 0.08	103,435,266 89,244,547 17,839,240 135,616,225
1999 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 0.125 0.080 0.085 0.065	$ 0.065 0.125 0.105 0.095	35,637,612 3,158,680 2,205,482 1,985,737

On March 17, 2000 the closing price of the Common shares on The Toronto Stock Exchange was $0.11.

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

For United States federal income tax purposes, upon a sale or exchange of Common shares, a U.S. Person will recognize gain or loss equal to the difference between the U.S. dollar value of the amount realized on such sale or exchange and the holder's tax basis in such Common shares (determined in U.S. dollars). Generally any such gain or loss will be a capital gain or loss if the Common shares are held as capital assets and will be long-term capital gain or loss if the U.S. Person's holding period for the Common shares is greater than one year.

This summary is of a general nature only and is not intended to be, and should not be interpreted as, legal or tax advice to any particular holder of Common shares.

Item 6.    Selected Financial Data.

A summary of selected historical financial data is set forth on page 30 of the 1999 Annual Report of the Corporation and is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The management's discussion and analysis of financial condition and results of operations is set forth on pages 6 to 12 of the Corporation's 1999 Annual Report and is incorporated herein by reference.

As described in Note 1 to the Notes to Consolidated Financial Statements set forth on page 18 of the Corporation's 1999 Annual Report, which is incorporated herein by reference, the Corporation's ability to continue as a going concern is dependent upon its ability to achieve adequate prices for its products, profitable operations and upon continuing to generate positive cash flow from operations. The Corporation's financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Corporation be unable to continue in business.

As further described under Note 22 to the Notes to Consolidated Financial Statements set forth on pages 26 to 29 of the Corporation's 1999 Annual Report (attached hereto as Appendix A and filed herewith as an exhibit) which pages are incorporated herein by reference, the accounting policies followed by the Corporation differ in certain respects from those that would have been followed had these financial statements been prepared in conformity with accounting principles generally accepted in the United States and the accounting principles and practices required by the United States Securities and Exchange Commission.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative information on the material market risks to which the Corporation is exposed is set forth on pages 9 and 10 of the Corporation's Annual Report under the heading "Risks and Uncertainties" and in Note 23, "Financial Instruments" to the Consolidated Financial Statements set forth on page 29 of the 1999 Annual Report of the Corporation, which Annual Report is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

The Auditors Report, Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Deficit, Consolidated Statements of Changes in Financial Position, Notes to Consolidated Financial Statements and Quarterly Financial Information appearing on pages 13 to 30 of the 1999 Annual Report of the Corporation are incorporated herein by reference.

Item 9.    Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Election of Directors

The Articles of the Corporation stipulate that there shall be not more than 15 nor fewer than three directors. The Board of Directors presently consists of six directors.

At the Annual and Special Meeting of the Corporation, to be held in Toronto, Ontario on May 4, 2000, six directors are to be elected by majority vote, each to hold office until the next annual meeting of the shareholders or until his or her successor is elected or appointed.  The table below sets forth the nominees, their ages, office or offices with the Corporation or its significant affiliates, if any, and the date of first election as a director of the Corporation.

Name	Age	Position	Director Since
R. Bruce Eddy, QC(2)	50	Director	August 16, 1999
Stephen C. Larson	51	President and Chief Executive Officer, Director	May 30, 1996
Robert J. McGavin(1) (2)	57	Director	June 25, 1999
Glen D. Roane(2)	43	Director	June 25, 1999
Myron M. Sheinfeld(1) (2)	70	Director	June 25, 1999
Harold (Hap) S. Stephen(1) (2)	53	Chairman of the Board, Director	June 25, 1999

(1) Member of the Audit Committee
(2) Member of the Compensation Committee and Corporate Governance Committee

Mr. R. Bruce Eddy, QC is a partner in the law firm of McInnes Cooper in New Brunswick, Canada. From 1981 to 1999 he was a partner in the law firm of Eddy Young Hoyt & Downs and its predecessor firm Eddy & McElman.

Mr. Stephen C. Larson serves as the President and Chief Executive Officer of the Corporation and served as President and Chief Operating Officer of the Corporation from March 1996 to August 1997. Prior to that, Mr. Larson served as President and Chief Operating Officer of Domtar Inc. between October 1994 and March 1996.

Mr. Robert J. McGavin is a corporate director and serves on the board of directors of Gentra Inc. as well as a number of private organizations. He served, from February 1999 to August 1999, as the Chairman of Howe & Company Inc., a private, corporate communications company. Mr. McGavin was, from November 1981 to January 1999, Senior Vice President at The Toronto-Dominion Bank.

Mr. Glen D. Roane has managed personal investments since 1998. From April 1994 to October 1998, Mr. Roane served as Vice President and Director of TD Asset Management Inc. Mr. Roane was a founding shareholder of Lancaster Financial Inc., a Canadian merchant banking firm, and, from May 1986 to April 1994, served as one of its managing directors.

Mr. Myron M. Sheinfeld is counsel to the law firm of Sheinfeld, Maley & Kay P.C. in Houston, Texas. He is also a trustee of Third Avenue Value Fund and of Third Avenue Small Cap Value Fund; Mr. Sheinfeld is a director of Nabors Industries Inc. and Anchor Glass Container Corporation.

Mr. Harold (Hap) Stephen is, since November 1999, the Chairman of Stephen Capital Inc., a private financial restructuring and M & A advisory services firm. From October 1997 to December 1999, Mr. Stephen was a director and Executive Vice-President and Chief Financial Officer of The T. Eaton Company Limited, a department store retailer. Prior to joining The T. Eaton Company Limited, Mr. Stephen served as President of Ernst & Young Inc., Chairman of Ernst & Young Corporate Finance Inc. and National Director to Ernst & Young's Corporate Advisory Services.

Information regarding the Corporation's executive officers is provided under the heading "Executive Officers of the Registrant" in Part I of this report.

Item 11. Executive Compensation.

Compensation of Directors

Commencing January 1, 2000, Repap intends to pay its directors (other than the Chairman and the President) an annual retainer of Cdn$20,000 together with attendance fees of Cdn$1,500 per day for each directors' meeting attended in person or by telephone. Chairmen of board committees will be paid Cdn$2,500 as an annual retainer together with attendance fees of Cdn$1,500 per day for each committee meeting attended in person or by telephone. Other committee members will be paid attendance fees of Cdn$1,000 for each committee meeting attended in person or by telephone. Also commencing January 1, 2000, Repap pays Stephen Capital Inc. US$110,000 per year for services rendered to the Corporation by Harold (Hap) S. Stephen as Chairman.

Summary Compensation Table

The following table sets forth the annual and long-term compensation for the financial years ended December 31, 1999, 1998 and 1997 for the chief executive officer and the three other most highly compensated executive officers of Repap at December 31, 1999. Also included in this table is the amount paid to F. Steven Berg whose compensation would have been disclosed had he been employed by the Corporation on December 31, 1999. Those listed in the table are hereinafter referred to as the "Named Executive Officers".

Name & Principal Position	Year	ANNUAL COMPENSATION(1)			LONG TERM COMPENSATION
		Salary $	Bonus $	Other Annual Compensation(2) $	Awards		Payouts
					Restricted Stock Award(s) ($)	Securities Underlying Options /SARs (#)	Long-term Incentive Plan Payouts ($)	All Other Compensation(1) ($)
Stephen C. Larson President and Chief Executive Officer	1999 1998 1997	550,000 550,000 C$585,141(4)	82,500 2,134,550(3) --	30,000 48,000 --	-- -- --	-- -- --	-- -- --	-- 45,834(5) 7,000(6)
Michelle A. Cormier Vice President, Chief Financial Officer	1999 1998 1997	230,000 230,000 C$220,000(4)	34,500 547,630(3) 128,800(7)	36,000 43,200 --	-- -- --	-- -- --	-- -- --	-- 25,000(5) --
Neil M. Falco President, Repap Marketing Inc.	1999 1998 1997	231,000 231,000 220,000	44,352 88,473 164,077(7)	-- -- 693,000(8)	-- -- --	-- 4,000,000(9) --	-- -- --	-- -- --
Terry W. McBride Vice President, General Counsel and Secretary	1999 1998 1997	151,923 300,000(5) C$286,667(4)	-- 714,300(3) 186,800(7)	300,000(10) C$250,000(11) --	-- -- --	-- -- --	-- -- --	-- 14,000(5)) 11,000(5)
F. Steven Berg	1999 1998 1997	267,346(12) -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --

1.   Unless otherwise indicated, dollar amounts are in United States dollars as all Named Executive Officers are United States residents and receive their compensation in U.S. dollars. The exchange rate at December 31, 1999 was Cdn$1.4440 per U.S.$1.00.

2. Perquisites and other personal benefits that do not exceed the lesser of Cdn$50,000 and 10% of the total of the annual salary and bonus of the Named Executive Officers have not been included.

3.   These amounts were paid as bonuses pursuant to the Corporation's Key Management 1998 Bonus Plan except for the amounts of US$1,925,000, US$600,000 and US$460,000 paid to Mr. Larson, Mr. McBride and Ms. Cormier respectively as a turn-around bonus in recognition of their contribution to the financial restructuring and operational stabilization of the Corporation achieved during 1998.

4.   These amounts were paid in Canadian dollars as the recipient was a resident of Canada at time of payment. The exchange rate at December 31, 1999 was Cdn.$1.4440 per U.S.$1.00.

5.   These amounts represent moving allowances paid to the Named Executive Officers to assist in the move of their personal residences at the time of the relocation of the Corporation's Executive Offices in 1998 from Montreal, Quebec to Stamford, Connecticut.

6.   This amount represents director's fees.

7.   This amount reflects a bonus earned in 1995 pursuant to Repap's long-term incentive plan the payment of which was delayed.

8.   This amount represents a payment to the Named Executive Officer pursuant to a change in control contract that became effective upon the sale in 1997 of his former employer, Repap Sales Corp., in order to retain the executive and ensure the ability of the Corporation to continue to operate and pursue its business and strategic objectives.

9.  Options re-priced as of January 27, 1999 from the original grant price of Cdn.$0.235 to Cdn.$0.08.

10. This amount was characterized as a signing bonus pursuant to a contractual change in control provision contained in the Named Executive Officer's employment agreement.

11. This amount was paid to the Named Executive Officer as a retention bonus for having remained with the Corporation through December 31, 1997.

12. This amount was paid prior to the termination of Mr. Berg's engagement as Chairman. See Item 3 "Legal Proceedings".

Option Grants During the most recently completed financial year

There were no stock options granted to any of the Named Executive Officers during the fiscal year ended December 31, 1999 as indicated in the following table.

Name	Securities Under Options /SARs Granted (#)	% of Total Options Granted to Employees in Financial Year	Exercise Price ($)	Market Value of Underlying Options on the Date of Grant ($/Security)	Expiration Date
Michelle A. Cormier(1)	nil	n/a	n/a	n/a	n/a
Neil M. Falco	nil	n/a	n/a	n/a	n/a
Stephen C. Larson(2)	nil	n/a	n/a	n/a	n/a
Terry W. McBride(3)	nil	n/a	n/a	n/a	n/a
F. Steven Berg(4)	nil	n/a	n/a	n/a	n/a

(1)  Options for two million shares (400,000 of which are presently exercisable) were granted to Ms. Cormier on February 28, 2000 at an exercise price of $0.13.

(2) Options for four million shares (800,000 of which are presently exercisable) were granted to Mr. Larson on February 28, 2000 at an exercise price of $0.13.

(3) On February 28, 2000, Mr. McBride, pursuant to an employment contract entered into as of October 1, 1999, was granted fully vested options to purchase five million Common Shares exercisable at a price of $0.13 per share, being the closing price on The Toronto Stock Exchange on Friday, February 25, 2000.

(4) Pursuant to a disputed employment contract of F. Steven Berg, Mr. Berg is claiming a signing bonus of US$1.25 million in shares (25 million Common Shares of the Corporation as of the effective date of the challenged contract) and an option to purchase 75 million Common Shares based on the fair market value on the date of the grant. See Item 3 "Legal Proceedings".

Aggregated Option Exercises and Financial Year-end Option Value

The following table indicates that there were no exercises of stock options by any of the Named Executive Officers of Repap during the period from January 1, 1999 to March 10, 2000 and the financial year-end value of unexercised options on an aggregated basis.

			Unexercised Options at March 10, 2000 (#)		Value of Exercisable / Unexercisable in-the-money Options at FY-End ($) (1)
Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Exercisable	Unexercis-able	Exercis-able	Unexercis-able
Michelle A. Cormier	--	--	5,469,615(2)	1,600,000(2)	nil	nil
Neil M. Falco	--	--	4,078,069(3)	--	nil	--
Stephen C. Larson	--	--	19,300,000(4)	3,200,000(4)	nil	nil
Terry W. McBride	--	--	5,000,000(5)	--	nil	--
F. Steven Berg(6)	--	--	--	--	--	--

(1) Based on the closing price on The Toronto Stock Exchange of Common Shares of the Corporation ($0.08) on December 31, 1999.

(2) All but two million of these options were granted in 1997 or earlier and are currently exercisable at prices of $0.235 per share or greater. Options for two million shares (400,000 of which are presently exercisable) were granted on February 28, 2000 at an exercise price of $0.13 per share.

(3) All of these options which were granted in 1997 or earlier and are currently exercisable at prices of $0.08 per share or greater. On March 10, 2000, four million of these options were in-the-money and had a value of $200,000 based upon a share price of $0.13.

(4) All but four million of these options were granted in 1997 or earlier and are currently exercisable at prices of $0.235 per share or greater. Options for four million shares (800,000 of which are currently exercisable) were granted on February 28, 2000 at an exercise price of $0.13 per share.

(5) On February 28, 2000, Mr. McBride, pursuant to an employment agreement entered into as of October 1, 1999, was granted fully vested options to purchase five million shares at a price of $0.13 per share, being the closing price on The Toronto Stock Exchange on Friday, February 25, 2000.

(6) See Item 3 "Legal Proceedings".

Option and SAR Repricings

A total of 23 million stock options granted during 1997 were re-priced on January 27, 1999. The following table indicates the stock options granted to a Named Executive Officer that were re-priced during 1999.

Name	Date of Repricing	Securities under Options/SARs Repriced or Amended (#)	Market Price of Securities at Time of Repricing or Amendment ($/Security)	Exercise Price at Time of Repricing of Amendment ($/Security)	New Exercise Price ($/Security)	Length of Original Option Term Remaining at Date of Repricing or Amendment
Neil M. Falco	January 27, 1999	4,000,000	$0.08	$0.235	$0.08	104 months

Pension Benefits

Effective January 1, 1996, a pension program was established which was comprised of a registered pension plan and two supplementary plans. Pursuant to these plans certain employees, including the Named Executive Officers, will be entitled, commencing, at the employee's option, between ages 60 and 65, to receive a pension based on years of service (with past service recognized) of up to 60% of their average best three years' base salary, excluding bonuses. The pension will be partially funded up to the maximum tax-deductible limit allowable by Revenue Canada. Any excess will be provided by an unfunded supplementary plan.

The following table discloses all the benefits that executive officers are entitled to from pension plans maintained by Repap or its subsidiaries.

	Years of Service
Remuneration ($)(1)	5	10	15	20	25
125,000	$17,348	$34,695	$45,793	$56,890	$67,988
200,000	$28,598	$57,195	$75,793	$94,390	$112,988
300,000	$43,598	$87,195	$115,793	$144,390	$172,988
400,000	$58,598	$117,195	$155,793	$194,390	$232,988
500,000	$73,598	$147,195	$195,793	$244,390	$292,988
600,000	$88,598	$177,195	$235,793	$294,390	$352,988
700,000	$103,598	$207,195	$275,793	$344,390	$412,988

(1) Average of best three years' base salary, excluding bonuses.

The estimated credited years for each of the Named Executive Officers are: Stephen C. Larson, 13 years, 8 months; Neil Falco, 9 years; Terry McBride, 12 years, 9 months; Michelle Cormier, 12 years, 8 months; F. Steven Berg, see Item 3. "Legal Proceedings".

Composition of the Compensation Committee

The Compensation Committee during 1999 was initially composed of Mr. William J. Anderson (Chairman), Mr. John R. Purcell and Mr. Guy Dufresne. On January 27, 1999, Mr. F. Steven Berg replaced Mr. Anderson as Chairman of the Compensation Committee. On February 22, 1999, the Board appointed a new Compensation Committee composed of Messrs. Curtis Jensen (Chairman), Guy Dufresne and Clifford Sifton. Following the resignation of Mr. Jensen on March 1, 1999, Mr. Stephen W. Phillips was appointed to the Committee and replaced Mr. Jensen as Chairman of the Committee. Mr. Dufresne resigned from the Board and the Compensation Committee on March 24, 1999. On June 25, 1999, all members of the Board, except Mr. Larson and Mr. Berg, resigned and were replaced. A new Compensation Committee was appointed on August 16, 1999 consisting of Mr. Glen D. Roane (Chairman), Mr. Harold (Hap) S. Stephen and Mr. Robert J. McGavin. The committee was expanded on October 25, 1999 to include Messrs. R. Bruce Eddy, QC and Myron Sheinfeld. Other than Mr. Stephen (who is employed by Stephen Capital Inc., a company that receives a fee for providing Mr. Stephen's services to Repap), no member of the Compensation Committee is employed by Repap or its affiliates, and no member is a former officer or employee of Repap or its affiliates.

Report on Executive Compensation by the Compensation Committee

The Corporation's Executive Compensation Policy and Strategy is made up of three elements, namely, salary, bonus program and stock option program.

Salaries for executives and key managers are designed to be competitive with other comparable forest products companies while at the same time recognizing the challenges of operating a highly levered company in a capital intensive industry and a single mill location in an industry that is being driven by competitive forces to consolidate. The salary of Mr. Larson, the Chief Executive Officer, is set by the Compensation Committee to reflect the challenges faced by the Corporation as it manages its debt levels and operates a single mill within an industry continuing to face consolidation.

The Key Management Bonus Plan (the "Plan") is designed to be results driven, to be measurable, to include key decision-makers and to provide stretch objectives, within management's control, that realistically can be achieved. The goals of the Plan are revised annually, reflecting the Corporation's then current position and near term objectives for performance improvement. The Plan establishes goals for three organizational areas (operations, sales, corporate) with certain common links to encourage teamwork yet with specific objectives within each participant's control. Generally, goals are quantified and measurable so progress can clearly be monitored throughout the year. Operational goals can be incorporated in and applied to lower level bonus plans and departmental objectives. The number of goals is limited to six for each organizational area to help develop focus, priorities and effective management. Bonuses are meant to reward effort beyond "strictly doing your job" or merely achieving "given" expectations such as environmental compliance. The theme of continuous improvement is incorporated in each goal. Minimum standards, beyond prior years' results, must be met before bonuses are earned.

Within the three organizational areas of operations, sales and corporate, the Plan recognizes two tiers of management participation reflective of leadership and decision-making responsibility within the company. The first tier, in which the Named Executive Officers other than Mr. Harold (Hap) S. Stephen are placed, is currently comprised of seven employees and establishes a bonus range of 0-60% of salary. The second tier is currently comprised of 18 employees and establishes a bonus range of 0-40% of salary. Three to six goals are established for each organizational area and are given a performance weighting. Each goal has three quantified measurement standards. The first establishes a minimum threshold required to begin earning a bonus. The second standard establishes a "target". Achievement of this level of improvement, often reflective of the budgeted objective, results in earning 50% of the bonus range. That is, tier 1 would be entitled to a bonus equal to 30% of salary, tier 2 to 20% of salary. Achievement of the maximum performance standard or beyond will require considerable stretch and will result in the full bonus being earned.

Stock options are granted to executives and key managers to establish a relationship between team effort and long term stock appreciation. During 1997, 64 million options were granted to executives, key managers and directors. These options were exercisable at $0.235 and vested over three years unless a change in control occurred or the Corporation's share price increased substantially. In January 1999, the Third Avenue Fund group acquired approximately 19% of the Corporation's outstanding common shares, thereby triggering the change in control provisions of the outstanding stock options, which are all now vested and exercisable. In 1999, 23 million options granted to non-insiders were repriced to $0.08. Of the 23 million options, four million were held by a Named Executive Officer and the remaining by middle management whose efforts contributed significantly to the Corporation's successful results for 1998 but which has not been reflected in an increased share price. The repricing was undertaken in order to provide additional incentives to those individuals whose continuing efforts are essential to the success of the Corporation. See "Compensation of Directors and Officers - Options and SAR Repricings". In addition, 9 million options were issued to non-insiders exercisable over 4 years at an exercise price of $0.09.

Submitted by the Compensation Committee: Glen D. Roane (Chairman), R. Bruce Eddy, QC, Robert J. McGavin, Myron Sheinfeld and Harold (Hap) S. Stephen.

STOCK PERFORMANCE

The following graph compares the total cumulative yield of a $100 investment in the shares of the Corporation made on December 31, 1994 and the cumulative performance of the TSE 300 and TSE Paper and Forest Products Indices on The Toronto Stock Exchange for the last five fiscal years.

[CHART]

	1994	1995	1996	1997	1998	1999
REPAP	100	83	53	2	1	1
TSE 300 Index	100	112	141	159	154	200
TSE Paper and Forest Products Index	100	95	103	90	79	116

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

None

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Report on Form 10-K:

(1) The following documents are included at the indicated page in the Corporation's 1999 Annual Report and are incorporated herein by reference:

Page(s)
Report of auditors	13
Consolidated Balance Sheets	14-15
Consolidated Statements of Operations	16
Consolidated Statements of Changes in Financial Position	17
Consolidated Statements of Deficit	16
Notes to Consolidated Financial Statements	18-29

(2) Financial Statement Schedules

Schedule I - Condensed Financial Information of Registrant
Schedule II - Valuation and Qualifying Accounts and Reserves

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

3.1.1 Certificate of Amendment and Articles of Amendment of the Corporation dated June 17, 1998 and June 5, 1998, respectively which were filed as an exhibit to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1998 (the "1998 Form 10-K").

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

4.2 First Supplemental Indenture, dated as of June 1, 1998 between Repap New Brunswick and the Bank of New York, as trustee, relating to the 9 7/8% First Priority Fixed Rate Senior Secured Notes due 2000 of Repap New Brunswick, which supplemental indenture was filed as an exhibit to the Annual Report on Form 20-F of Repap New Brunswick for the fiscal year ended December 31, 1997 (the "1997 RNB Form 20-F") and is hereby incorporated by reference.

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

4.5 Credit Agreement, dated as of June 4, 1998, between Repap New Brunswick Inc. and Credit Suisse First Boston, as Administrative Agent, relating to the First Priority Floating Rate Loans due June 1, 2004 of Repap New Brunswick which has been filed as an exhibit to the registration statement on Form F-4 (Registration No. 333-9210) of Repap New Brunswick filed with the SEC on July 31, 1998 (the "1998 RNB F-4") and is hereby incorporated by reference.

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

4.11 Debenture, dated April 24, 1994, by and between Repap New Brunswick, The Bank of New York and Bankers Trust Company which has been filed as an exhibit to the 1998 Form 10-K and is hereby incorporated by reference.

4.12 Debenture Amending Agreement, dated as of October 26, 1998, between Repap New Brunswick, The Bank of New York and Bankers Trust Company which has been filed as an exhibit to the 1998 Form 10-K and is hereby incorporated by reference.

4.13 Indenture, dated as of June 1, 1998, between Repap New Brunswick and The Bank of New York, as trustee, relating to the 9% First Priority Fixed Rate Senior Secured Notes due 2004 of Repap New Brunswick Inc which has been filed as an exhibit to the 1998 RNB F-4 and is hereby incorporated by reference.

4.14* Indenture, dated as of May 28, 1999, between Repap New Brunswick and The Chase Manhattan Bank, as trustee, relating to the 11.5% First Priority Senior Secured Notes due 2004 of Repap New Brunswick.

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

10.3.1 Amendment to employment agreement between the Corporation and Stephen C. Larson dated as of December 15, 1998 which has been filed as an exhibit to the 1998 Form 10-K and is incorporated herein by reference.

10.4* Agreement between the Corporation and Stephen Capital Inc. effective as of January 1, 2000 providing for the services of Harold (Hap) S. Stephen as Chairman of the Corporation.

10.5 Change in Control contract between the Corporation and Michelle A. Cormier dated October 1, 1997 which has been filed as an exhibit to the 1997 Form 10- K and is incorporated herein by reference.

10.5.1 Amendment to change in control contract between the Corporation and Michelle A. Cormier dated as of December 15, 1998 which has been filed as an exhibit to the 1998 Form 10-K and is hereby incorporated by reference.

10.6 The Corporation's Registered Pension Plan and Amendment No. 1 which has been filed as an exhibit to the 1997 Form 10-K and is incorporated herein by reference.

10.6.1 The Corporation's Registered Pension Plan Amendment No. 2.

10.7 The Corporation's Supplemental Registered Pension Plan which has been filed as an exhibit to the 1997 Form 10-K and is incorporated herein by reference.

10.8 The Corporation's Top Executive Registered Pension Plan which has been filed as an exhibit to the 1997 Form 10-K and is incorporated herein by reference.

10.9 The Corporation's 1987 Directors, Officers and Employees Stock Option Plan, as amended which has been filed as an exhibit to the 1997 Form 10-K and is incorporated herein by reference.

10.10 The Corporation's 1991 Employee Stock Option Plan, as amended which has been filed as an exhibit to the 1998 Form 10-K and is incorporated herein by reference.

10.11 Employment contract between the Corporation and F. Steven Berg dated as of January 27, 1999 which was filed as an exhibit to the 1998 Form 10-K and is incorporated herein by reference.

10.12 Stock Option Grant Agreement between the Corporation and F. Steven Berg dated as of March 23, 1999 which was filed as an exhibit to the 1998 Form 10-K and is incorporated herein by reference.

10.13* Employment Agreement between the Corporation and Neil Falco dated November 1, 1999.

10.14* Employment Agreement between the Corporation and Terry W. McBride dated October 1, 1999.

11.1* Statement regarding computation of per share earnings.

13.1* The Corporation's Annual Report to Shareholders (except for those portions thereof which are expressly incorporated by reference herein, this exhibit is furnished for the information of the Commission and is not deemed to be filed as a part hereof).

21.1* Subsidiaries of Repap Enterprises Inc.

23.1* Consent of Ernst & Young LLP.

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

--------------------------------
STEPHEN C. LARSON
PRESIDENT AND CHIEF
EXECUTIVE OFFICER

Date:  March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 31, 1999.

SIGNATURE	TITLE
"Harold (Hap) S. Stephen" -------------------------------- Harold (Hap) S. Stephen	Director and Chairman
"R. Bruce Eddy" -------------------------------- R. Bruce Eddy, QC	Director
"Stephen C. Larson" --------------------------------- Stephen C. Larson	Director, President and Chief Executive Officer
"Robert J. McGavin" --------------------------------- Robert J. McGavin	Director
"Glen D. Roane" --------------------------------- Glen D. Roane	Director
"Myron Sheinfeld" --------------------------------- Myron Sheinfeld	Director
"Michelle A. Cormier" --------------------------------- Michelle A. Cormier	Vice President and Chief Financial Officer

Financial Statement Schedules
Schedule I - Non Consolidated Financial Statements of Repap Enterprises Inc.
Summarized Balance Sheets (See Note 1)
(Millions of Canadian dollars)

		As At December 31,
	Notes	1999	1998
ASSETS
Current
Cash and short-term deposits		$3.2	$8.5
Accounts receivable and prepaid expenses		0.3	0.1
Total current assets		3.5	8.6

Investment		15.2	15.2
Deferred charges and other assets		0.6	4.1
Total assets		$19.3	$27.9

LIABILITIES
Current
Accounts payable and accrued liabilities		$4.2	$9.7
Total current liabilities		4.2	9.7
Other liabilities		15.6	13.7
Long-term debt	2	56.8	58.1
Investments in and advances to subsidiaries at equity		100.3	57.2
Shareholders' equity (deficiency)
Common shares		640.6	640.6
Preferred shares		16.0	16.0
Other paid-in capital	2	15.2	15.3
Deficit		(829.4)	(782.7)
Total shareholders' equity		(157.6)	(110.8)
Total liabilities and shareholders' equity (deficiency)		$19.3	$27.9

See accompanying notes

Summarized Statements of Net Loss and Retained Earnings (Deficit) (See Note 1)

(Millions of Canadian dollars)

	Year Ended December 31,
	1999	1998	1997
REVENUES
Management fees from subsidiary companies	$12.9	$11.6	$10.6
Commissions from subsidiary companies	3/4	3/4	3.4
Dividends from subsidiary companies	3/4	3/4	0.0
Other revenues	3/4	0.5	2.2
	12.9	12.1	16.2

EXPENSES
Share of loss of subsidiaries	42.6	57.8	61.0
Interest on long-term debt	5.6	3.5	14.5
Administrative expenses	11.0	16.0	60.8
Depreciation and amortization	0.4	0.3	2.8
	59.6	77.6	139.1
Loss before income taxes	(46.7)	(65.5)	(122.9)
Recovery of income taxes	3/4	0.1	0.0
Loss from continuing operations	(46.7)	(65.4)	(122.9)
Income from discontinued operations	3/4	17.0	73.8
Loss for the year	(46.7)	(48.4)	(49.1)
Provision for accretion of other paid-in capital	3/4	3.0	14.4

Loss attributable to common shareholders	(46.7)	(51.4)	(63.5)
Deficit, beginning of year	(782.7)	(745.3)	(681.8)
Gain on sale of preferred shares	3/4	14.0	0.0
Deficit, end of year	$(829.4)	$(782.7)	$(745.3)

See accompanying notes

Summarized Statements of Cash Flows

(See Note 1)

(Millions of Canadian dollars)

	Year ended December 31,
	1999	1998	1997
OPERATING ACTIVITIES
Loss from continuing operations	$(46.7)	$(65.4)	$(122.9)
Add items not affecting cash
Depreciation and amortization	0.4	0.3	2.8
Foreign exchange and other	0.4	3/4	27.5
Cash flow before net change in non-cash working capital items related to operations	(45.9)	(65.1)	(92.6)
Share of loss of equity investments	42.6	57.8	61.0
Non-cash working capital changes	(3.4)	1.1	(9.8)
Cash used in continuing operations	(6.7)	(6.2)	(41.4)

INVESTING ACTIVITIES
Increase in investments	3/4	3/4	(25.2)
Additions to fixed assets	3/4	3/4	(0.2)
Cash used in investing activities	3/4	3/4	(25.4)

FINANCING ACTIVITIES
Additions to debt	1.7	55.7	63.6
Repayment of debt	(0.3)	(25.8)	(292.3)
Conversion of debentures	3/4	(75.0)	3/4
Cash provided by (used in) financing activities	1.4	(45.1)	(228.7)
Cash provided by discontinued operations	3/4	17.1	333.3
Net increase (decrease) in cash position	(5.3)	(34.2)	37.8
Cash position, beginning of year	8.5	42.7	4.9
Cash position, end of year	$3.2	$8.5	$42.7

Cash is represented by cash and short-term deposits.

	1999	1998	1997
Supplementary items:
Conversion of convertible debenture to equity	--	--	157.1
Cash paid for interest	4.1	3.8	35.6

See accompanying notes

FINANCIAL STATEMENT SCHEDULES
SCHEDULE I - NON CONSOLIDATED FINANCIAL STATEMENTS OF
REPAP ENTERPRISES INC.

NOTES TO NON CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999
(Millions of Canadian Dollars)

1.  BASIS OF FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN ASSUMPTION

  These financial statements have been prepared by management in accordance with accounting principles generally accepted in Canada except as follows. These statements are non consolidated and the Corporation's investments in subsidiaries are stated at equity; for presentation purposes the gain (loss) on disposal of investments together with intercompany transactions have been included in discontinued operations. These financial statements should be read in conjunction with the Corporation's consolidated financial statements.

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

  The Corporation's ability to continue as a going concern is dependent upon its ability to achieve adequate prices for its products, profitable operations and upon continuing to generate positive cash flow from operations. While the Corporation did achieve positive cash flow from continuing operations during 1999, the outcome of these matters cannot be determined with certainty at this time. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Corporation be unable to continue in business.

  The Corporation derives most of its revenues in the form of management fees from Repap New Brunswick Inc.(up to US$7.5 million to December 31, 1999 and up to US$10 million per year thereafter) which Repap New Brunswick Inc. is permitted to pay under the terms of its debt agreements.

2.  LONG TERM DEBT AND CONVERTIBLE DEBENTURES

LONG TERM DEBT	As At December 31,
	1999	1998
Promissory note due 2013	$5.0	$5.0
CONVERTIBLE DEBENTURES
Total	$67.0	$68.3

Total convertible debentures are classified on the balance sheet as follows:
Current portion of long-term debt	$ --	$ --
Long term debt	51.8	53.1
Other paid-in capital	15.2	15.2
Total	$67.0	$68.3

-    The 6% Convertible Subordinated Debentures mature June 30, 2005. They are convertible into common shares at the option of the holder on the business day prior to maturity at US$0.35 per share.

No cash dividends have been paid in 1999, 1998 and 1997.

3.  Contingencies

Mr. F. Steven Berg served as Chairman of the Board of Directors from January 27, 1999 to August 16, 1999 when he was replaced by the current Chairman. The legality of an employment agreement that purported to set the terms of Mr. Berg's employment and that was executed on March 23, 1999 is being challenged. The initial term of Mr. Berg's challenged employment agreement was five years from January 27, 1999, subject to earlier termination upon the occurrence of certain events. Under the challenged employment agreement, Mr. Berg would have been entitled to receive an annual base salary of no less than US$420,000, an annual cash bonus based on increases in the Corporation's market capitalization (based on a percentage of such increase above target amounts but exclusive of issuances of Common Shares in exchange for outstanding debt and issuances of Common Shares upon conversion of convertible preferred shares issued in exchange for outstanding debt), certain perquisites that include participation in all executive-level benefit plans, compensation arrangements and fringe benefits including, for example, pension benefits, supplementary pension (including immediate crediting of eight years of past service), health and welfare benefits, an automobile, six weeks of vacation per year, life insurance equal to at least two-and-one-half times his base salary and long-term disability coverage at least equal to his base salary.

The challenged employment agreement authorizes the grant of an option to purchase 75 million Common Shares of the Corporation at US$0.05 per share and a signing bonus of US$1.25 million payable in Common Shares. The shares which are the subject of the option have not been authorized for issuance by regulatory authorities. The signing bonus has not been paid.

Under certain circumstances, Mr. Berg would have been entitled to compensation if terminated or if a change in control occurred during the term of his employment contract. In June 1999, certain major shareholders of the Corporation expressed concern over Mr. Berg's employment contract and proceeded to replace a majority of the Board of Directors. In August 1999, Mr. Berg was not re-elected by the shareholders to the Board of Directors. Mr. Berg subsequently made demands on Repap that it honor the terms of his employment contract.

On June 16, 1999, Mr. Berg filed a summons with the Supreme Court of the State of New York in the County of New York seeking a declaratory judgement that his challenged employment agreement is a valid and binding corporate obligation of the Corporation. The Corporation intends to vigorously defend this action. Based on information presently available, the outcome of this claim is not determinable and, as such, no reserve has been booked in the accounts of the Corporation.

The Corporation is also involved in various other cases of litigation. Management is of the opinion, based on information presently available to it, that the eventual outcome of these matters will not have a material adverse effect on the Corporation.

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or as some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effect of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failures which could effect an entity's ability to conduct normal business operations.

Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to the efforts of customers, suppliers, or other third parties, have been fully resolved.

4.  COMPARATIVE FIGURES

  Certain of the comparative figures have been reclassified to conform to the presentation adopted for the current year.

Repap Enterprises Inc. Schedule II - Valuation and Qualifying Accounts and Reserves In millions of Canadian dollars
	Balance at beginning of period	Additions charged to costs and expenses	Deductions Note (a)	Balance at end of period
Allowance for Doubtful Accounts
Year ended December 31, 1999	0.1	2.5	(0.1)	2.5
Year ended December 31, 1998	0.1	--	--	0.1
Year ended December 31, 1997	0.5	0.1	(0.5)	0.1

Note (a) Uncollectible amounts written off, net of recoveries.