Form 10-Q
period 2000-03-31
REPAP ENTERPRISES INC
filed 2000-05-10
CIK 823534

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000.

or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________.

Commission File Number: 0-16289
Repap Enterprises Inc.
(Exact name of registrant as specified in its charter)
Canada	98-0178526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Atlantic Street (Address of principal executive offices)	Stamford, CT, 06901 (City, State, Zip Code)

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
[ X ] Yes [ ] No

743,960,637 shares of the registrant's Common Stock, no par value, were outstanding as of the close of business on May 9, 2000.

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
SIGNATURES

EXCHANGE RATES

Repap Enterprises Inc. ("Repap Enterprises" or the "Company" or the "Corporation") publishes its consolidated financial statements in Canadian dollars. In this quarterly report, unless otherwise specified or the context otherwise requires, all dollar amounts are expressed in Canadian dollars ("$", "C$", "dollars", or "Cdn. dollars").

The following table sets forth the exchange rates of the Canadian dollar to the U.S. dollar for the year ended and as at December 31, 1999 and for the three months ended and as at March 31, 2000 and 1999 (such rates, which are expressed in dollars, being the noon buying rates in New York City for cable transfer in U.S. dollars as certified for customs purposes by the Federal Reserve Bank of New York). On May 10, 2000, U.S.$1.00 equaled C$1.4955.

	Three Months Ended March 31,		Year Ended December 31,
	2000	1999	1999
	(C$ per U.S.$)
High	1.4350	1.4873	1.4440
Low	1.4728	1.5302	1.5302
Average (1)	1.4539	1.5120	1.4858
At End of Period (2)	1.4538	1.5092	1.4440

--------------------

(1) The average of the daily buying rates during the applicable period.
(2) Noon buying rate on last banking day.

PART I. - FINANCIAL INFORMATION
Item 1. - Financial Statements.

REPAP ENTERPRISES INC.
Incorporated under the laws of Canada
CONDENSED CONSOLIDATED INTERIM BALANCE SHEET
(see Note 1)
(unaudited as at March 31, 2000)
(Millions of Canadian dollars)
	As at March 31, 2000	As at December 31, 1999
ASSETS
Current assets
Cash and short term deposits	$72.7	$66.0
Accounts receivable	68.9	70.8
Inventories (note 3)	76.0	67.1
	217.6	203.9
Fixed assets, net	946.1	957.5
Investments	16.2	16.2
Other assets	104.2	107.6
	$1,284.1	$1,285.2
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$119.2	$114.2
Current portion of long-term debt and repayable grants	7.2	7.0
	126.4	121.2
Long-term debt	1,179.4	1,171.0
Repayable grants	10.3	12.7
Other liabilities (note 2)	29.1	13.0
	1,218.8	1,196.7
CAPITAL SOURCES
Investment tax credits	101.9	103.2
Grants-non-repayable	21.4	21.7
	123.3	124.9
SHAREHOLDERS' DEFICIENCY
Preferred shares	16.0	16.0
Common shares	640.6	640.6
Deficit	(856.4)	(829.4)
Other paid-in capital	15.4	15.2
	(184.4)	(157.6)
	$1,284.1	$1,285.2

See accompanying notes

REPAP ENTERPRISES INC.
Incorporated under the laws of Canada
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(see Note 1) (unaudited)
(Millions of Canadian dollars)

	Three Months Ended March 31
	2000	1999
Revenues	$175.3	$162.7
Effects of currency hedging	9.4	1.2
Sales deductions	17.6	16.5
Net sales	148.3	145.0

Cost of sales before depreciation and amortization	109.4	99.6
Selling, administrative and research expenses	5.7	7.6
Depreciation and amortization	14.7	17.2
Operating profit	18.5	20.6

Interest expense	30.9	28.1
Miscellaneous (income) expenses	(0.6)	1.2
Loss before the undernoted	(11.8)	(8.7)

Provision for income taxes	0.7	0.6
Net loss	$(12.5)	$(9.3)

Average common shares outstanding (millions)	743.5	743.5

Loss per share:	$(0.02)	$(0.01)

See accompanying notes

REPAP ENTERPRISES INC.
Incorporated under the laws of Canada
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(see Note 1) (unaudited)
(Millions of Canadian dollars)

	Three Months Ended March 31
	2000	1999
Operating activities:
Loss from operations	$(12.5)	$(9.3)
Add items not affecting cash:
Depreciation and amortization	14.7	17.2
Effects of currency hedging	9.4	1.2
Other	0.4	0.2
Cash flow before net changes in non-cash working capital	12.0	9.3
Non-cash working capital changes	(2.1)	8.1
Cash provided by operations	9.9	17.4
Investing activities:
Additions to fixed assets	(2.4)	(4.8)
Deferred charges and other assets	0.1	0.2
Cash used in investing activities	(2.3)	(4.6)

Financing activities:
Additions to debt	0.5	0.4
Repayment of debt	(1.2)	(3.7)
Revolving credit facility, net change	--	(9.1)
Other	(0.2)	0.2
Cash used in financing activities	(0.9)	(12.2)
Net increase in cash	6.7	0.6
Cash position at beginning of period	66.0	9.3
Cash position at end of period	$72.7	$9.9
Represented by:
Cash and short-term deposits	$72.7	$9.9
Supplementary items:
Cash paid for income taxes	$0.5	$0.5
Cash paid for interest	$17.6	$6.1
Capital lease additions	$0.2	$--

See accompanying notes

REPAP ENTERPRISES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Three months ended March 31, 2000 and 1999
(unaudited)
(Millions of Canadian dollars)

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

Reference is made to Note 2 of these Condensed Consolidated Interim Financial Statements and to the Notes to the Consolidated Financial Statements which appear in the Company's 1999 Consolidated Financial Statements, including Note 1 on "Financial Statement Presentation". The significant accounting policies disclosed therein apply to these condensed consolidated interim financial statements.

As further described in Note 4, the accounting policies followed by the Company differ in certain respects from those that would have been followed had these condensed consolidated interim financial statements been prepared in conformity with the accounting principles generally accepted in the United States ("U.S. GAAP") and the accounting principles and practices required by the United States Securities and Exchange Commission ("SEC").

Basis of financial statement presentation and going concern assumption

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company's ability to continue as a going concern is dependent upon its ability to achieve profitable operations and upon continuing to generate positive cash flow from operations (See Note 1 to the 1999 Consolidated Financial Statements). These condensed consolidated interim financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue in business.

2. Change in Accounting Principle Pension Accounting

Effective January 1, 2000 the Company has adopted the CICA recommendations related to the accounting for employee future benefits. The standard outlines guidance for the accounting for pensions and post retirement/post employment benefit costs. In accordance with the transitional provisions of the new standard, the Company has applied the recommendations on a retroactive basis but not restated prior periods. The cumulative effect of the adoption of the new standard, a charge of $14.5 million, has been reflected as an adjustment to opening retained earnings.

3. Inventories
	March 31, 2000	December 31, 1999
Raw materials	$27.5	$22.4
Supplies	29.1	27.5
Work in process	1.3	1.0
Finished goods	18.1	16.2
	$76.0	$67.1

Raw materials include chemicals, chips and logs used in the production of pulp, paper and lumber. Work in process and finished goods include pulp, paper and lumber.

4. Generally Accepted Accounting Principles in the United States

The condensed consolidated interim financial statements have been prepared in accordance with Canadian GAAP. The following summary sets out the material adjustments to the Company's reported net loss which would be made in order to conform with U.S. GAAP and the accounting principles and practices required by the SEC. For information on the nature of these adjustments, refer to Note 22 of the Company's 1999 Consolidated Financial Statements.

Statement of Operations components:	Three Months Ended March 31,
	2000	1999
Loss from operations in accordance with Canadian GAAP	$(12.5)	$(9.3)
Earnings adjustments:
Add (deduct):
Reversal of effects of currency hedging	9.4	1.2
Unrealized gain (loss) on translation of long-term debt	(7.8)	20.8
Interest expense on convertible debentures	0.4	0.4
Amortization of investment tax credits	0.3	0.3
Gain on foreign exchange forward contracts	--	1.7
Other	0.2	--
Income (loss) from operations before effects of change in accounting principle in accordance with U.S. GAAP	(10.0)	15.1
Effects of change in accounting principle	--	(5.3)
Net income (loss) in accordance with U.S. GAAP	$(10.0)	$9.8
Earnings (loss) per share in accordance with U.S. GAAP	$(0.01)	$0.01

	As at March 31, 2000 In accordance With GAAP in		As at December 31, 1999 In accordance with GAAP in
Balance Sheet components:	Canada	U.S.	Canada	U.S.
Other assets	$104.2	$64.5	$107.6	$89.6
Net fixed assets	946.1	940.8	957.5	952.0
Accounts payable	119.2	119.2	114.2	149.4
Repayable grants, long-term portion	10.3	27.1	12.7	29.5
Convertible debentures	52.6	65.4	51.8	64.9
Investment tax credits	101.9	132.6	103.2	134.2
Other paid-in capital	15.4	--	15.2	--
Other comprehensive income	--	--	--	(8.4)
Shareholders' deficiency	(184.4)	(289.6)	(157.6)	(277.3)

5. Segment Information

The Company is organized on the basis of its three primary products: high quality coated groundwood paper products, northern bleached softwood kraft pulp and construction grade lumber. The Company has three reportable segments: paper, pulp and lumber. Summarized segment information is as follows:

Shipments in the Company's three product lines were as follows:
	Three Months Ended March 31
	2000	1999	% Change
Coated paper (000 tons)	127	117	+9%
Kraft pulp (000 metric tons)	22	23	-4%
Lumber (mmfbm)	12	11	+9%
Information about Segment Operating Profit before Depreciation and Amortization
Three Months Ended March 31, 2000	Paper	Pulp	Lumber	Segment Totals
Net sales before intersegment revenues	$136.8	$46.8	$5.0	$188.6
Intersegment revenues	0.0	(30.9)	0.0	(30.9)
Net sales	136.8	15.9	5.0	157.7
Operating profit before depreciation and amortization	39.8	2.3	0.5	42.6
Amortization of capital assets and goodwill	7.4	4.0	0.2	11.6

Three Months Ended March 31, 1999	Paper	Pulp	Lumber	Segment Totals
Net sales before intersegment revenues	$127.7	$45.1	$4.3	$177.1
Intersegment revenues	0.0	(30.9)	0.0	(30.9)
Net sales	127.7	14.2	4.3	146.2
Operating profit before depreciation and amortization	35.7	3.0	0.3	39.0
Amortization of capital assets and goodwill	7.2	3.8	0.2	11.2
Reconciliation of Reportable Segment Sales and Operating Profit before Depreciation and Amortization
	Three-Months Ended March 31,
	2000	1999
Net sales	$157.7	$146.2
Effects of currency hedging	(9.4)	(1.2)
Consolidated net sales	$148.3	$145.0

Operating profit before depreciation and amortization and effects of currency hedging	$42.6	$39.0
Effects of currency hedging	(9.4)	(1.2)
Consolidated operating profit before depreciation and amortization	$33.2	$37.8

6. Share Data

	March 31, 2000	December 31, 1999
	(in Millions)
Common shares outstanding	743.5	743.5
Options outstanding	65.5	55.0

See Note 11 to the Company's 1999 Consolidated Financial Statements.

During the first quarter of 2000, 11 million options were granted at an exercise price of $0.13 per share. Five million of these options are fully vested and 6 million are exercisable as to 20% immediately and 20% on each of the first, second, third and fourth anniversaries of the date of grant.

On May 4, 2000, shareholders of the Company approved the repricing of 19 million options previously granted from $0.235 per share to $0.13 per share, and 4,069,615 options also previously granted, were subsequently cancelled.

The Company has outstanding U.S.$45 million, 6% Convertible Subordinated Debentures maturing June 30, 2005. They are convertible into Common Shares at the option of the holder on the business day prior to maturity at U.S.$0.35 per share.

7. Recent Developments

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance clarifies certain conditions to be met in order to recognize revenue. The Company has reviewed the provisions of SAB 101 and believes that it is in compliance.

8. Contingencies

       In the action commenced by Mr. F. Steven Berg in the County of New York naming the Corporation as defendant and seeking a declaratory judgment that Mr. Berg's employment agreement is a valid and binding corporate obligation of the Corporation and damages for its breach, Mr. Berg has brought a motion for summary judgment. The Corporation has replied asking the court to deny the motion. The court has not yet heard argument on the motion.

       Mr. Berg has brought a motion seeking to dismiss, or alternatively to stay, the action commenced by TD Asset Management Inc. ("TDAM") in the Ontario Superior Court of Justice against the Corporation, Mr. F. Steven Berg and two former directors of the Corporation, namely, Clifford M. Sifton and Stephen W. Phillips. TDAM has filed an affidavit responding to this motion and is asking the court to allow it to proceed with its suit. The court has not yet heard argument on the motion.

On March 20, 2000, Mr. Berg filed a Notice of Dismissal, voluntarily dismissing, without prejudice, the action he brought against Stephen Larson, the Corporation's President and Chief Executive Officer, and The Toronto-Dominion Bank in the United States District Court of the Southern District of New York.

9. Comparative Figures

Certain of the comparative figures have been reclassified to conform to the presentation adopted for the current year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL REVIEW (IN CANADIAN DOLLARS UNLESS OTHERWISE NOTED)

Results of Operations

Our first quarter results were a good start to what should be a much improved year for Repap. Record paper production, record paper shipments, good cost control and solid market conditions for our products combined to generate an EBITDA* of $42.6 million. Looking to the second quarter, further price increases for both coated paper and kraft pulp have been implemented effective April 1, 2000.
*EBITDA = Operating profit plus depreciation and amortization plus non-cash currency hedging.

The Company reported a net loss in the first quarter of 2000 of $12.5 million or 2 cents per share, compared to a net loss of $9.3 million or 1 cent per share in the first quarter of 1999. As discussed below, the major cause for this increase in net loss was the higher amortization of a 1992 non-cash currency hedge offset by higher operating profit from both the coated paper and pulp segments.

Net Sales increased 2.3% to $148.3 million in the first quarter of 2000 from $145.0 million for the same quarter last year. The increase was primarily due to higher selling prices for coated paper and kraft pulp and higher coated paper shipments offset by the impact of a stronger Canadian dollar. In addition, net sales in this quarter were impacted negatively by the amortization of the 1992 non-cash currency hedge of $9.4 million compared to $1.2 million in the corresponding quarter of 1999.

Net sales for the first quarter were down $9.3 million from the fourth quarter of 1999 due to the higher 1992 non-cash currency hedge ($9.4 million compared to $1.7 million) and to lower shipments of pulp. These negative variances were partially offset by higher selling prices for coated paper and pulp.

Shipments of coated paper totaled a record 127,200 tons during the first quarter, up 8.4% over shipments of 117,300 in the corresponding quarter last year, and up slightly over shipments of 126,200 tons in the fourth quarter of 1999. Finished goods inventory at the end of the quarter was 13,600 tons, down 32% from the prior year first quarter level of 20,000 tons and essentially flat with the end of the fourth quarter of 1999.

Average selling prices for coated paper were up by U.S.$15 per ton in the first quarter of 2000 compared to the first quarter last year and up U.S.$20 per ton from the fourth quarter of 1999. A further price increase of U.S.$60 per ton was implemented in April 2000. Net sales from coated paper were $136.8 million in the first quarter of 2000 compared to $127.7 million in the first quarter of 1999, an increase of $9.1 million or 7.1%. Of this increase, $14.5 million is related to higher sales volume and increased selling prices offset by the impact of a stronger Canadian dollar ($5.4 million). Net sales were also up by $3.6 million or 2.7% from fourth quarter sales of $133.2 million, reflecting mainly the impact of higher selling prices.

Shipments of kraft pulp totaled 22,400 metric tons during the first quarter compared to 22,600 in the corresponding quarter last year, and compared to 31,400 metric tons in the fourth quarter of 1999.

Shipments in the fourth quarter were higher due to efforts to bring inventories down to minimum levels by year end and first quarter shipments were seasonally lower as we built inventories at quarter end in anticipation of our scheduled semi-annual kraft pulp mill maintenance shutdown, which was successfully completed in early April.

Average selling prices for kraft pulp were up by U.S.$119 per metric ton in the first quarter 2000 compared to the first quarter last year and up U.S.$20 per metric ton over the fourth quarter. A further price increase of U.S.$40 per metric ton was implemented in April 2000. Net market sales from kraft pulp were $15.9 million in the first quarter of 2000 compared to $14.2 million in the first quarter of 1999, an increase of $1.7 million or 12.0%. This increase is primarily due to pricing. Net sales for the quarter were, however, $4.2 million below fourth quarter sales of $20.1 million due mainly to lower shipments.

Shipments of lumber totaled 12.2 million board feet during the first quarter of 2000 compared to 11.0 million board feet in the corresponding quarter last year and 14.5 million board feet in the fourth quarter, reflecting seasonality.

Average selling prices for lumber were up by U.S.$19 per thousand board feet from the first quarter 1999 compared to the first quarter of 2000. Net sales from lumber were $5.0 million in the first quarter of 2000 up slightly over the $4.3 million reported in the first quarter of 1999. Sales were down $1.1 million from fourth quarter sales of $6.1 million, reflecting lower shipments due to seasonality.

Cost of sales before depreciation and amortization expense increased by $9.8 million or 9.8% from $99.6 million in the first quarter of 1999 to $109.4 million in the first quarter of 2000, due primarily to increased shipments of paper ($7.2 million) and higher kraft pulp manufacturing costs. Cost of sales were $8.3 million below fourth quarter 1999 costs of $117.7 million, due to lower shipments of pulp and lower costs.

Depreciation and amortization totaled $14.7 million in the first quarter of 2000, down $2.5 million from $17.2 million in the first quarter of 1999, primarily as a result of lower amortization of foreign exchange losses offset by increased depreciation.

Selling, administration and research expenses decreased by $1.9 million from $7.6 million in the first quarter of 1999 to $5.7 million in the first quarter of 2000, primarily due to lower wages and benefits. As a percentage of net sales, selling, administration and research expenses were 3.8% in the first quarter of 2000 compared to 5.2% in the first quarter of 1999.

Operating profit decreased by $2.1 million to $18.5 million in the first quarter of 2000 from $20.6 million in the first quarter of last year. The decrease primarily reflects the impact of the higher amortization of the 1992 non-cash currency hedge of $8.2 million offset by higher paper shipments, pulp pricing and the impact of the ongoing cost reduction program.

EBITDA increased by $3.6 million from $39.0 million in the first quarter of 1999 to $42.6 million in the first quarter of 2000. The increase reflects the impact of the items identified in the foregoing discussion. EBITDA for the first quarter also increased by $6.2 million from the fourth quarter of 1999 EBITDA of $36.4 million, reflecting improved pricing and lower costs.

Interest expense increased by $2.8 million to $30.9 million in the first quarter of 2000 from $28.1 million in the first quarter of 1999, reflecting the impact of higher borrowing by Repap New Brunswick as a result of a U.S.$100 million Senior Secured Note financing completed in May 1999.

Miscellaneous income was $0.6 million in the first quarter of 2000 compared to an expense of $1.2 million in the same quarter of 1999, a favorable change of $1.8 million. A foreign exchange loss was recorded in the first quarter of 1999. The first quarter of 2000 reflects the realization of interest income.

Net loss increased to $12.5 million in the first quarter of 2000 from $9.3 million in the first quarter of 1999 and $10.1 million in the fourth quarter. This increase reflects the impact of the items identified in the foregoing discussion.

Liquidity and Capital Resources

The Company generated $12.0 million in cash from operations in the first quarter of 2000 compared to $9.3 million in the corresponding quarter of 1999. Non-cash working capital changes used cash of $2.1 million in the first quarter compared with a cash generation of $8.1 million in the corresponding quarter in 1999. The cash generated from operations after working capital in the first quarter was used primarily to finance capital expenditures of $2.4 million and to increase cash reserves. The Company also had cash and short-term deposits on hand of $72.7 million at March 31, 2000.

During the second quarter of 2000, the Company has debt servicing requirements of approximately $44.1 million, of which $27.0 million relates to a semi-annual interest payment on the 10 5/8% Second Priority Senior Secured Notes. This payment was made on April 14, 2000. The balance of approximately $17.1 million relates primarily to a semi-annual interest payment on the 9% First Priority Senior Secured Notes and to a quarterly interest payment on the First Priority Floating Rate Senior Secured Loans. These payments are due in June.

Coated Paper Outlook

Industry Mill inventories of coated groundwood were at 131,000 tons at the end of March 2000. They have been relatively flat for the past six months and are well below their 327,000 ton peak in May of 1996.

On the other hand, reported buyer inventories have come down in six of the last seven months. They were at 420,000 tons at the end of February 2000 compared to a peak of 747,000 tons in July 1998. February 2000 buyer inventories were lower than at any time in 1998.

Coated groundwood shipments from U.S. producers were up 3.9% or 40,000 tons in the first quarter of 2000 compared to the first quarter of 1999. All end users registered healthy demand for lightweight coated paper with magazines up 3.2% and commercial printing up 4% from last year's first quarter. Most forecasts still project a stronger second half with lightweight coated paper basic demand increasing and operating rates averaging 97%.

Year 2000 Computer Issue
The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or as some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems that use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failures that could affect an entity's ability to conduct normal business operations. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to the efforts of customers, suppliers, or other third parties have been fully resolved.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Currency
The profitability level of Repap's Canadian operations is sensitive to fluctuations in foreign exchange rates as most of their revenues are derived in U.S. dollars. A U.S.$0.01 variation in exchange rates affects Repap's cash flow by approximately $4.7 million. The competitiveness of Repap's operations in world markets depends on the relative strength of the currency in the countries of competitive producers. Prior to May 1999, Repap had foreign exchange contracts in effect to hedge expected future revenues denominated in U.S. dollars. Subsequent to May 1999, Repap no longer has such currency contracts in place and is therefore exposed to fluctuations in the Canadian/U.S. exchange rate.

In April 2000, Repap New Brunswick entered into a new US$100 million, 18-month foreign exchange facility. As of May 4, 2000, approximately US$86 million of foreign exchange contracts had been entered into under this facility.

At March 31, 2000, approximately 97% of Repap's consolidated borrowings of approximately Cdn.$1.2 billion were in U.S. dollars.

Repap is naturally hedged against the exchange risk associated with holding U.S. dollar debt. Since most of Repap's products are sold in U.S. dollars, U.S. dollar revenue streams should be sufficient to accommodate any U.S. dollar principal repayment as it falls due. Repap has chosen to issue primarily U.S. dollar denominated debt because of this natural hedge and to take advantage of interest rates available on U.S. dollar denominated debt which have, at times, been significantly less than corresponding rates on Canadian dollar-denominated debt.

Accordingly, effective July 1, 1992, Repap designated future U.S. dollar revenue streams as effective hedges against currency risks related to U.S. dollar debt borrowings. Designation of revenues as a hedge results in exchange gains and losses on debt being deferred without amortization until repayment. At maturity, any exchange adjustment is included with revenues, recognizing that Repap has realized equal and offsetting exchange adjustments in the period the debt is repaid.

In April 1995, Repap New Brunswick refinanced the majority of its U.S. dollar long-term debt with U.S. dollar denominated senior secured notes. At that time, Repap New Brunswick had exchange losses relating to the refinanced debt of $63.8 million. As it remains highly likely that Repap New Brunswick's U.S. revenue streams will continue, the exchange losses accumulated at the time of the 1995 refinancing continue to be proportionately applied against those U.S. dollar revenues based upon the original debt repayment schedule.

Revenues in the first quarter of 2000 were reduced by $9.4 million as a result of the application of this accounting method. As at December 31, 1999, approximately $37.7 million of hedged currency exchange losses remained on the balance sheet, and are expected to reduce revenues by the following non-cash currency exchange adjustments:

Revenue reduction resulting from non-cash currency adjustments
Year	(millions in dollars)
2000	22.4
2001	3.7
Thereafter	11.6
Total	$37.7

Under generally accepted accounting principals in the United States ("U.S. GAAP"), any change in the currency fluctuations is immediately recognized in income. The total amount of the above-mentioned non-cash currency adjustments to future revenues has already been charged to income under U.S. GAAP. Accordingly, any reduction in revenues and income of future years resulting from these currency adjustments under Canadian GAAP will be added back in the reconciliation of revenues and income under U.S. GAAP. (See Note 22 to the Company's Consolidated Financial Statements).

Interest Rates
The Company's variable-rate debt from continuing operations, totaling U.S.$120 million, is subject to fluctuations in LIBOR lending rates. A 1% change in interest rates affects Repap's cash flow by approximately U.S.$1.2 million.

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

Under the challenged employment agreement, Mr. Berg would have been entitled to receive an annual base salary of no less than U.S.$420,000, an annual cash bonus based on increases in the Corporation's market capitalization (based on a percentage of such increase above target amounts but exclusive of issuances of Common Shares in exchange for outstanding debt and issuances of Common Shares upon conversion of convertible preferred shares issued in exchange for outstanding debt), certain perquisites that include participation in all executive-level benefit plans, compensation arrangements and fringe benefits including, for example, pension benefits, supplementary pension (including immediate crediting of eight years of past service), health and welfare benefits, an automobile, six weeks of vacation per year, life insurance equal to at least two-and-one-half times his base salary and long term disability coverage at least equal to his base salary. The challenged employment agreement authorizes the grant of an option to purchase 75 million Common Shares of the Corporation at U.S.$0.05 per share and a signing bonus of U.S.$1.25 million payable in Common Shares. The shares which are the subject of the option have not been authorized for issuance by regulatory authorities. The signing bonus has not been paid.

If Mr. Berg's action is successful and it is determined he was terminated without cause or left for good reason, the challenged employment agreement requires the Corporation to pay Mr. Berg: (i) a lump sum equal to the greater of (a) his base salary and bonus (other than the market capitalization bonus) for the remainder of the term of the challenged employment agreement, or (b) twice his base salary plus twice his highest bonus (other than the market capitalization bonus) payable for the three years prior to termination; (ii) continued health and welfare benefits for 24 months after termination; (iii) full vesting of any stock options; (iv) an additional eight years of past service credit under the Supplementary Pension Plan and an immediate lump sum payment of the benefit; and (v) the market capitalization bonus.

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

Mr. Berg has brought a motion for summary judgment to which the Corporation has replied asking the court to deny the motion. The court has not yet heard argument on the motion.

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

Mr. Berg has brought a motion seeking to dismiss the action, or alternatively, to stay the motion. TDAM has filed an affidavit responding to this motion and asking the court to allow it to proceed with its suit. The court has not yet heard argument on the motion.

(3) On January 3, 2000 F. Steven Berg, the former Chairman of the Corporation, commenced an action against Stephen Larson, the Corporation's President and Chief Executive Officer, and The Toronto-Dominion Bank in the United States District Court of the Southern District of New York. Mr. Berg claims that, as a result of alleged misrepresentations and omissions taken by Mr. Larson, he has suffered damages in an as yet undetermined amount resulting from his purchase of the Corporation's common stock. Mr. Berg further alleges that actions of Mr. Larson and The Toronto-Dominion Bank have caused the Corporation to breach his challenged employment contract and that he is entitled to compensatory and punitive damages. On March 13, 2000, Mr. Larson and The Toronto-Dominion Bank each moved to dismiss the law suit in its entirety. On March 14, 2000, the Court dismissed the law suit as not complying with the basic requirements to a pleading but gave the plaintiff 15 days to amend and serve a proper pleading. On March 20, 2000, Mr. Berg filed a Notice of Dismissal, voluntarily dismissing the action without prejudice.

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

Item 2. Changes in Securities and Use of Proceeds.

     No material changes to the constituent instruments defining the rights of the holders of any class of registered securities have occurred during the first quarter of fiscal 2000.

Item 3. Defaults Upon Senior Securities.

     No material defaults upon senior securities have occurred during the first quarter of fiscal 2000.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the first quarter of fiscal 2000.

Item 5. Other Information.

     N/A

Item 6. Exhibits and Reports on Form 8-K.

a) Exhibit 11.1 Statement re Computation of per Share Earnings

Exhibit 27 Financial Data Schedule

       b) Reports on Form 8-K.

     No current report on Form 8-K was filed by the Company during first quarter of fiscal 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
REPAP ENTERPRISES INC. Registrant

Date: May 10, 2000	/s/ Michelle A. Cormier Michelle A. Cormier Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit 11.1 Statement Re: Computation of per Share Earnings
Exhibit 27 Financial Data Schedule