Form 10-Q
period 2000-06-30
REPAP ENTERPRISES INC
filed 2000-08-04
CIK 823534

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000.

or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________.

Commission File Number: 0-16289
Repap Enterprises Inc.
(Exact name of registrant as specified in its charter)
Canada	98-0178526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Atlantic Street, Suite 200 (Address of principal executive offices)	Stamford, CT, 06901 (City, State, Zip Code)

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

[ X ] Yes [ ] No

743,960,637 shares of the registrant's Common Stock, no par value, were outstanding as of the close of business on August 3, 2000.

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

The following table sets forth the exchange rates of the Canadian dollar to the U.S. dollar for the year ended and as at December 31, 1999 and for the six months ended and as at June 30, 2000 and 1999 (such rates, which are expressed in dollars, being the noon buying rates in New York City for cable transfer in U.S. dollars as certified for customs purposes by the Federal Reserve Bank of New York). On August 3, 2000, U.S.$1.00 equaled C$1.4844.

	Six Months Ended June 30,		Year Ended December 31,
	2000	1999	1999
	(C$ per U.S.$)
High	1.4350	1.4512	1.4440
Low	1.5085	1.5302	1.5302
Average (1)	1.4675	1.4922	1.4858
At End of Period (2)	1.4798	1.4735	1.4440

--------------------

(1) The average of the daily buying rates during the applicable period.
(2) Noon buying rate on last banking day.

PART I. - FINANCIAL INFORMATION
Item 1. - Financial Statements.

REPAP ENTERPRISES INC.
Incorporated under the laws of Canada

CONDENSED CONSOLIDATED INTERIM BALANCE SHEET
(see Note 1) (unaudited as at June 30, 2000)
(Millions of Canadian dollars)

	As at June 30, 2000	As at December 31, 1999
ASSETS
Current assets
Cash and short term deposits	$52.3	$66.0
Restricted cash (note 3)	8.8	--
Accounts receivable	87.2	70.8
Inventories (note 4)	67.1	67.1
	215.4	203.9
Fixed assets, net	935.2	957.5
Investments	16.2	16.2
Other assets	119.5	107.6
	$1,286.3	$1,285.2
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$ 103.7	$ 114.2
Current portion of long-term debt and repayable grants	7.5	7.0
	111.2	121.2
Long-term debt	1,199.8	1,171.0
Repayable grants	8.2	11.1
Other liabilities (note 2)	29.0	14.6
	1,237.0	1,196.7

CAPITAL SOURCES
Investment tax credits	101.0	103.2
Grants-non-repayable	21.1	21.7
	122.1	124.9
SHAREHOLDERS' DEFICIENCY
Preferred shares	16.0	16.0
Common shares	640.6	640.6
Deficit	(855.8)	(829.4)
Other paid-in capital	15.2	15.2
	(184.0)	(157.6)
	$1,286.3	$1,285.2

See accompanying notes

REPAP ENTERPRISES INC.
Incorporated under the laws of Canada

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(see Note 1) (unaudited)
(Millions of Canadian dollars)

	Second Quarter		Six Months Ended June 30
	2000	1999	2000	1999
Revenues	$183.7	$142.4	$359.0	$305.0
Effects of currency hedging	(1.9)	(1.7)	(11.3)	(2.9)
Sales deductions	(18.6)	(14.8)	(36.2)	(31.3)
Net sales	163.2	125.9	311.5	270.8

Cost of sales before depreciation and amortization	109.2	92.9	218.6	192.4
Selling, general and administrative expenses	6.6	7.0	12.3	14.6
Depreciation and amortization	15.9	14.7	30.6	31.8
Operating profit	31.5	11.3	50.0	32.0

Interest expense	31.0	28.3	61.9	56.5
Miscellaneous income	(1.0)	(4.0)	(1.6)	(2.8)
Income (loss) before the undernoted	1.5	(13.0)	(10.3)	(21.7)

Provision for income taxes	0.9	0.5	1.6	1.1
Net income (loss)	$0.6	$(13.5)	$(11.9)	$(22.8)

Average common shares outstanding (millions)	743.5	743.5	743.5	743.5
Income (loss) per share:	$0.00	$(0.02)	$(0.02)	$(0.03)

See accompanying notes

REPAP ENTERPRISES INC.
Incorporated under the laws of Canada

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(see Note 1) (unaudited)
(Millions of Canadian dollars)

	Second Quarter		Six Months Ended June 30
	2000	1999	2000	1999
Operating activities:
Income (loss) from operations	$0.6	$(13.5)	$(11.9)	$(22.8)

Add items not affecting cash:
Depreciation and amortization	15.9	14.7	30.6	31.8
Effects of currency hedging	1.9	1.7	11.3	2.9
Other	0.3	0.3	0.7	0.6
Cash flow before net changes in non-cash working capital	18.7	3.2	30.7	12.5

Non-cash working capital changes	(24.5)	(9.6)	(26.6)	(1.5)
Cash provided by (used in) operations	(5.8)	(6.4)	4.1	11.0

Investing activities:
Additions to fixed assets	(3.1)	(8.1)	(5.6)	(12.9)
Deferred charges and other assets	0.1	(5.8)	0.1	(5.6)
Cash used in investing activities	(3.0)	(13.9)	(5.5)	(18.5)

Financing activities:
Additions to debt	0.2	150.7	0.8	151.1
Repayment of debt	(2.7)	(1.9)	(3.9)	(5.6)
Restricted cash	(8.8)	--	(8.8)	--
Revolving credit facility, net change	--	(65.7)	--	(74.8)
Other	(0.3)	(0.4)	(0.4)	(0.3)
Cash provided by (used in) financing activities	(11.6)	82.7	(12.3)	70.4

Net increase (decrease) in cash	(20.4)	62.4	(13.7)	62.9
Cash position at beginning of period	72.7	9.9	66.0	9.4
Cash position at end of period	$52.3	$72.3	$52.3	$72.3

Represented by:
Cash and short-term deposits	$52.3	$72.3	$52.3	$72.3
Supplementary items:
Capital lease additions	$--	$--	$0.2	$--
Cash paid for income taxes	$0.5	$0.5	$1.0	$1.1
Cash paid for interest	$45.1	$47.5	$62.7	$54.7

See accompanying notes

REPAP ENTERPRISES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Six months ended June 30, 2000 and 1999
(unaudited)
(Millions of Canadian dollars)

1. Financial Statement Presentation
These condensed consolidated interim financial statements of Repap Enterprises Inc. ("Repap Enterprises" or the "Company") have been prepared by management in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). These condensed consolidated interim financial statements are the responsibility of management and, in its opinion, include all the adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the interim periods presented .

Reference is made to Note 2 of these Condensed Consolidated Interim Financial Statements and to the Notes to the Consolidated Financial Statements which appear in the Company's 1999 Consolidated Financial Statements, including Note 1 on "Financial Statement Presentation". The significant accounting policies disclosed therein apply to these condensed consolidated interim financial statements.

As further described in Note 5, the accounting policies followed by the Company differ in certain respects from those that would have been followed had these condensed consolidated interim financial statements been prepared in conformity with the accounting principles generally accepted in the United States ("U.S. GAAP") and the accounting principles and practices required by the United States Securities and Exchange Commission ("SEC").

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

3. Restricted Cash
In April 2000, Repap New Brunswick Inc. completed a US$100 million foreign exchange facility with the Toronto Dominion Bank, allowing it to enter into foreign exchange contracts to hedge expected future revenues denominated in U.S. dollars. This facility replaced a facility previously in place but cancelled in May 1999. The facility is collateralized by a cash deposit of $8.8 million.

4. Inventories
	June 30, 2000	December 31, 1999
Raw materials	$16.6	$22.4
Supplies	28.9	27.5
Work in process	1.2	1.0
Finished goods	20.4	16.2
	$67.1	$67.1

Raw materials include chemicals, chips and logs used in the production of pulp, paper and lumber. Work in process and finished goods include pulp, paper and lumber.

5. Generally Accepted Accounting Principles in the United States
The condensed consolidated interim financial statements have been prepared in accordance with Canadian GAAP. The following summary sets out the material adjustments to the Company's reported net loss which would be made in order to conform with U.S. GAAP and the accounting principles and practices required by the SEC. For information on the nature of these adjustments, refer to Note 22 of the Company's 1999 Consolidated Financial Statements.
Statement of Operations components:	Six Months Ended June 30,
	2000	1999
Loss from operations in accordance with Canadian GAAP	$(11.9)	$(22.8)
Earnings adjustments:
Add (deduct):
Reversal of effects of currency hedging	11.3	2.9
Unrealized gain (loss) on translation of long-term debt	(27.4)	49.7
Interest expense on convertible debentures	0.9	0.4
Amortization of investment tax credits	0.7	0.6
Gain (loss) on foreign exchange forward contracts	(0.9)	2.4
Other	0.3	--
Income (loss) from operations before effects of change in accounting principle in accordance with U.S. GAAP	(27.0)	33.2
Effects of change in accounting principle	--	(5.2)
Net income (loss) in accordance with U.S. GAAP	$(27.0)	$28.0
Net income (loss) per share in accordance with U.S. GAAP	$(0.04)	$0.04

	As at June 30, 2000 In accordance With GAAP in		As at December 31, 1999 In accordance with GAAP in
	Canada	U.S.	Canada	U.S.
Balance Sheet components:
Other assets	$119.5	$62.6	$107.6	$89.6
Net fixed assets	935.2	930.0	957.5	952.0
Accounts payable	103.7	104.6	114.2	149.4
Repayable grants, long-term portion	8.2	25.0	11.1	27.9
Convertible debentures	54.0	66.6	51.8	64.9
Investment tax credits	101.0	131.3	103.2	134.2
Other paid-in capital	15.2	--	15.2	--
Shareholders' deficiency	(184.0)	(306.8)	(157.6)	(277.3)

6. Segment Information
The Company is organized on the basis of its three primary products: high quality coated groundwood paper products, northern bleached softwood kraft pulp and construction grade lumber. The Company has three reportable segments: paper, pulp and lumber. Summarized segment information is as follows:
Information about Segment Operating Profit before Depreciation and Amortization

Six Months Ended June 30, 2000	Paper	Pulp	Lumber	Segment Totals
Net sales before intersegment revenues	276.8	96.5	10.9	384.2
Intersegment revenues	--	(61.4)	--	(61.4)
Net sales	276.8	35.1	10.9	322.8

Operating profit before depreciation and amortization	85.7	5.2	1.0	91.9
Amortization of capital assets and goodwill	14.9	8.0	0.3	23.2

Six Months Ended June 30, 1999	Paper	Pulp	Lumber	Segment Totals
Net sales before intersegment revenues	238.8	85.6	9.5	333.9
Intersegment revenues	--	(60.1)	--	(60.1)
Net sales	238.8	25.5	9.5	273.8

Operating profit before depreciation and amortization	62.7	3.3	0.7	66.7
Amortization of capital assets and goodwill	14.3	7.6	0.3	22.2

Reconciliation of Reportable Segment Sales and Operating Profit before Depreciation and Amortization
Six-Months Ended June 30,
2000	1999
Net sales	$322.8	$273.7
Effects of currency hedging	(11.3)	(2.9)
Consolidated net sales	311.5	270.8

Operating profit before depreciation and amortization and effects of currency hedging	91.9	66.7
Effects of currency hedging	(11.3)	(2.9)
Consolidated operating profit before depreciation and amortization	80.6	63.8

7. Share Data
	June 30, 2000	December 31, 1999
	(in Millions)
Common shares outstanding	743.5	743.5
Options outstanding	60.9	55.0

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

The Company has outstanding US$45 million, 6% Convertible Subordinated Debentures maturing June 30, 2005. They are convertible into Common Shares at the option of the holder on the business day prior to maturity at US$0.35 per share.

8. Recent Developments
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance clarifies certain conditions to be met in order to recognize revenue. The Company has reviewed the provisions of SAB 101 and believes that it is in compliance.

Effective July 1, 2000 FIN 44 requires that a compensation expense be recorded under certain circumstances whereby stock options previously granted to employees at a certain exercise price have subsequently been modified by reducing the exercise price. Beginning with the quarter ending September 30, 2000, the Company will calculate the difference between the closing stock price at quarter end and the greater of the closing price on July 1, 2000 or the exercise price of each such option. Any increase in value will be recorded as compensation expense under U.S. GAAP. The Company does not expect the impact to be material in the third quarter of 2000.

9. Contingencies
Mr. F. Steven Berg, Chairman of the Board for approximately six months in 1999, has brought a motion for partial summary judgment in the action commenced by Mr. Berg in the Supreme Court of the State of New York, County of New York, against the Corporation seeking a declaratory judgment that Mr. Berg's purported employment agreement is a valid and binding obligation of the Corporation and damages for its breach. The Corporation has filed material in opposition to the motion. The Court has not yet set a time for argument on the motion.

Another motion brought forward by Mr. Berg seeking to dismiss, or alternatively, to stay the action commenced by TD Asset Management Inc. in the Superior Court of Justice for the Province of Ontario against the Corporation, Mr. Berg and two former directors of the Corporation, was itself dismissed. Mr. Berg then brought a motion seeking leave to appeal this dismissal. Argument on that motion was heard on July 12, 2000 but the court has not yet rendered its decision.

10. Comparative Figures
Certain of the comparative figures have been reclassified to conform to the presentation adopted for the current year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL REVIEW (IN CANADIAN DOLLARS UNLESS OTHERWISE NOTED)

Results of Operations
Our second quarter 2000 results showed continued progress in both operating and financial performance. Second quarter production reached the same record-breaking level achieved in the first quarter and this, along with solid coated groundwood paper and kraft pulp markets and improving prices, combined to generate an EBITDA* of $49.3 million and a net income of $0.6 million for the second quarter of 2000. This is the first positive quarterly net income to shareholders since 1995.

Operating and financial highlights for the Company's main product lines are summarized in the following table:
	Second Quarter	First Quarter	Second Quarter	Six Months ended June 30
Operating Data	1999	2000	2000	1999	2000
Daily Production Coated paper (tons/day) Kraft pulp (metric tons/day)	1,347 659	1,403 664	1,402 674	1,343 680	1,402 669
Shipments Coated paper (tons) Kraft pulp (metric tons) Lumber (mfbm)	109,551 16,414 12,744	127,240 22,438 12,198	121,645 26,094 14,961	226,825 39,029 23,739	248,885 48,532 27,159

Financial Data (Cdn.$ millions)
Net sales before effects of currency hedging Coated paper Kraft pulp Lumber	$111.1 11.3 5.2	$136.8 15.9 5.0	$140.0 19.2 5.9	$238.8 25.5 9.5	$276.8 35.1 10.9
	$127.6	$157.7	$165.1	$273.8	$322.8
EBITDA Coated paper Kraft pulp Lumber	$27.0 0.3 0.4	$39.8 2.3 0.5	$45.9 2.9 0.5	$62.7 3.3 0.7	$85.7 5.2 1.0
	$27.7	$42.6	$49.3	$66.7	$91.9

Net income (loss)	$(13.5)	$(12.5)	$0.6	$(22.8)	$(11.9)

*EBITDA=Operating profit plus depreciation and amortization plus non-cash currency hedging.

Six months ended June 30, 2000 compared to six months ended June 30, 1999

Net sales before effects of currency hedging ("Net sales"). Net sales for the first half of 2000 totaled $322.8 million, up $49.0 million or 17.9% from the first half 1999 net sales of $273.8 million. The increase is attributable primarily to higher shipments of coated paper of 22,060 tons and an average increase in prices of US$60 per ton period over period. Coated paper sales generated $38 million of the total $49.0 million increase in net sales.

The remainder of the increase in net sales was generated from higher shipments of pulp (9,503 metric tons) and increased pricing. Pulp sales increased by $9.6 million period over period. Lumber sales were up by $1.4 million due to increased shipments while pricing was flat.

Cost of sales before depreciation and amortization ("Cost of sales"). Cost of sales in the first half of 2000 were $218.6 million, up $26.2 million or 13.6% from cost of sales of $192.4 million in the same period last year. $23.6 million of the increase is attributable to increased shipments in the first half of 2000 in all product lines. The remainder of the increase ($2.6 million) was a result of increased costs, offset partly by improved productivity in the coated paper mill.

Selling, general and administrative expenses ("SG&A"). SG&A totaled $12.3 million in the first six months of 2000, down $2.3 million from the $14.6 million reported for the same period last year. The decrease relates to lower head office salaries and pension expenses.

Depreciation and amortization. Depreciation and amortization was $30.6 million in the first half of 2000, down $1.2 million from $31.8 million last year. The decrease is a result of lower amortization of deferred exchange losses, offset by higher depreciation caused by increased paper production. The Company depreciates its equipment using the units of production method.

Effects of currency hedging. The effects of currency hedging represents the amortization of foreign exchange losses incurred in 1992. As a result of an accounting policy adopted in 1992 relating to certain foreign exchange losses, the Company is required under generally accepted accounting principles in Canada to amortize these losses against revenues in pre-determined amounts. In the year 2000, $22.5 million in currency hedging adjustments will be charged against revenues, $11.3 million of which were booked in the first half of 2000 ($9.4 million in Q-1 and $1.9 million in Q-2). The third quarter will have a charge of $9.4 million and the fourth quarter will have a charge of $1.8 million.

The corresponding amount for the full year 1999 was $5.7 million, $2.9 of which was booked in the first half of 1999. The quarterly charges pre-determined for 1999 were essentially even for each quarter. (See Note 3 to the Company's financial statements included in its 1999 Annual Report to Shareholders for further details.)

EBITDA. EBITDA for the first half of 2000 was $91.9 million, up $25.2 million or 37.8% from EBITDA of $66.7 million reported for the same period last year. Of the $25.2 million increase, $23.0 million was generated from the coated paper operations, $1.9 million from pulp and $0.3 million from lumber. The main reasons for the improvement in EBITDA are increased shipments in all product lines and the positive impact of higher prices for coated paper, and to a lesser extent, pulp.

Interest expense. Interest expense was $61.9 million for the first six months of 2000, up $5.4 million or 9.6% from $56.5 million for the first half of 1999. The increase reflects the impact of the US$100 million financing completed in June 1999 which increased average borrowings by approximately US$45 million period over period.

Miscellaneous income. Miscellaneous income was $1.6 million for the first half of 2000 compared to $2.8 million last year. Miscellaneous income included interest income on cash deposits in 2000, offset partially by foreign exchange losses. Miscellaneous income in the corresponding period last year reflected mainly a foreign exchange gain resulting from the cancellation in May 1999 of a forward foreign exchange facility.

Net income (loss). Net loss for the first half of this year was $11.9 million (a loss of $12.5 million in Q-1 and a net income of $0.6 million in Q-2), down by $10.9 million from a net loss of $22.8 million last year. The reduction in losses reflects the impact of improved market conditions which have resulted in increased shipments and higher prices for coated paper and pulp.

Liquidity and Capital Resources
The Company generated $30.7 million in cash from operations in the first half of 2000 compared to $12.5 million in the corresponding period of 1999. Non-cash working capital changes used cash of $26.6 million in the first half of this year compared to $1.5 million last year. The increase in use of cash is attributable mainly to an increase in receivables at June 30, 2000 versus June 30, 1999, reflecting significantly higher shipments in the month of June and higher prices. Cash requirements for capital spending totaled $5.6 million in the first half of 2000 compared to $12.9 million last year. Capital spending for the year is forecasted at $30 million. Debt repayments totaled $3.9 million and related to scheduled principal payment for grants. Cash on hand at June 30, 2000 was $52.3 million.

In April 2000, Repap New Brunswick completed a US$100 million foreign exchange facility with The Toronto Dominion Bank, allowing it to enter into foreign exchange contracts to hedge expected future revenues denominated in U.S. dollars. This facility replaced a facility previously in place but cancelled in May 1999. At June 30, 2000, the Company had outstanding approximately US$87 million in foreign exchange contracts maturing over the next year.

During the third quarter, the Company has scheduled interest payments of $15.0 million compared to $45.1 million in the second quarter of this year.

Coated Paper Outlook

Industry Mill inventories of coated groundwood were at approximately 160,000 tons at the end of June, 14% below the same period last year and still well below the peak of 327,000 tons recorded in May 1996.

Coated groundwood shipments from U.S. producers were up 3.8% through June which included 3% growth to the commercial printing end use and a 5.2% increase to magazine publishers. All end users registered very healthy demand for coated groundwood supported by May year-to-date magazine ad pages up 13.7% and catalog mailings up 6.8%. Most forecasts project good second half coated groundwood business conditions with industry operating rates exceeding 98%.

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

In April 2000, Repap New Brunswick entered into a new US$100 million, 18-month foreign exchange facility with The Toronto Dominion Bank. As of May 4, 2000, approximately US$87 million of foreign exchange contracts had been entered into under this facility.

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

In April 1995, Repap New Brunswick refinanced the majority of their U.S. dollar long-term debt with U.S. dollar denominated senior secured notes. At that time, Repap New Brunswick had exchange losses relating to the refinanced debt of $63.8 million. As it remains highly likely that Repap New Brunswick's U.S. revenue streams will continue, the exchange losses accumulated at the time of the 1995 refinancing continue to be proportionately applied against those U.S. dollar revenues based upon the original debt repayment schedule.

Revenues in the first and second quarters of 2000 were reduced by $9.4 million and $1.9 million, respectively, as a result of the application of this accounting method. As at December 31, 1999, approximately $37.7 million of hedged currency exchange losses remained on the balance sheet, and are expected to reduce revenues by the following non-cash currency exchange adjustments:

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
(1) Mr. F. Steven Berg served as Chairman of the Board of the Corporation from January 27, 1999 to August 16, 1999 when he was replaced by the current chairman, Harold (Hap) S. Stephen. Mr. Berg was not nominated for re-election to the Board of Directors of the Corporation at its Annual Meeting held on August 16, 1999. On June 16, 1999, F. Stephen Berg commenced an action in the Supreme Court of the State of New York in the County of New York naming the Corporation as defendant. The summons is seeking a declaratory judgment that Mr. Berg's employment agreement is a valid and binding corporate obligation of the Corporation. The Corporation is vigorously defending this action.

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

If Mr. Berg's action is successful and it is determined he was terminated without cause or left for good reason, the Corporation could be required to pay Mr. Berg: (i) a lump sum equal to the greater of (a) his base salary and bonus (other than the market capitalization bonus) for the remainder of the term of the challenged employment agreement, or (b) twice his base salary plus twice his highest bonus (other than the market capitalization bonus) payable for the three years prior to termination; (ii) continued health and welfare benefits for 24 months after termination; (iii) full vesting of any stock options; (iv) an additional eight years of past service credit under the Supplementary Pension Plan and an immediate lump sum payment of the benefit; and (v) the market capitalization bonus.

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

Mr. F. Steven Berg, Chairman of the Board for approximately six months in 1999, has brought a motion for partial summary judgment in the action commenced by Mr. Berg in the Supreme Court of the State of New York, County of New York, against the Corporation seeking a declaratory judgment that Mr. Berg's purported employment agreement is a valid and binding obligation of the Corporation and damages for its breach, as described in the preceding two paragraphs. The Corporation believes that Mr. Berg, among other things, failed to act in the best interest of the Corporation in entering into the challenged employment agreement and has filed material in opposition to the motion. The Court has not yet set a time for argument on the motion.

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

Another motion brought forward by Mr. Berg seeking to dismiss, or alternatively, to stay the action commenced by TD Asset Management Inc. in the Superior Court of Justice for the Province of Ontario against the Corporation, Mr. Berg and two former directors of the Corporation, was itself dismissed. Mr. Berg then brought a motion seeking leave to appeal this dismissal. Argument on that motion was heard on July 12, 2000 but the court has not yet rendered its decision.

(3) On January 10, 2000, Repap New Brunswick received a summons to appear in the Provincial Court of the Province of New Brunswick to answer to the charge that it unlawfully released a contaminant into water which would or could affect the natural, physical, chemical and biological quality or constitution to water contrary to the Clean Water Act (New Brunswick). The circumstances on which the charge is based occurred in the fall of 1998 when a heavier than usual rain storm washed silt from an area that had been cleared to accommodate Repap New Brunswick's new landfill site into the Northwest Millstream River. Repap New Brunswick has pled not guilty to the charge and the trial set for June 6 has been adjourned until September 25, 2000.

Item 2. Changes in Securities and Use of Proceeds.
No material changes to the constituent instruments defining the rights of the holders of any class of registered securities have occurred during the second quarter of fiscal 2000.

Item 3. Defaults Upon Senior Securities.

No material defaults upon senior securities have occurred during the second quarter of fiscal 2000.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the second quarter of fiscal 2000.

Item 5. Other Information.

N/A

Item 6. Exhibits and Reports on Form 8-K.

a) Exhibit 10.1 Employment Agreement dated June 28, 2000 between Repap Enterprises Inc. and Stephen C. Larson

Exhibit 10.2 Employment Agreement dated June 28, 2000 between Repap Enterprises Inc. and Michelle A. Cormier

Exhibit 11.1 Statement re Computation of per Share Earnings

Exhibit 27 Financial Data Schedule

b) Reports on Form 8-K.

No current report on Form 8-K was filed by the Company during second quarter of fiscal 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPAP ENTERPRISES INC.

Registrant

Date: August 4, 2000 /s/ Michelle A. Cormier

Michelle A. Cormier

Vice President and Chief Financial Officer

EXHIBIT INDEX

Exh. 10.1 Employment Agreement dated June 28, 2000 between Repap Enterprises Inc. and Stephen C. Larson
Exh. 10.2 Employment Agreement dated June 28, 2000 between Repap Enterprises Inc. and Michelle A. Cormier
Exh. 11.1 Statement Re: Computation of per Share Earnings
Exh. 27 Financial Data Schedule